Form 10-Q
period 1995-06-30
SMITHFIELD COMPANIES INC
filed 1995-08-14
CIK 835342

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1995

Commission file number 0-17084

                THE SMITHFIELD COMPANIES, INC.
    (Exact name of registrant as specified in its charter)

              Virginia                          54-1167160
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

311 County Street, Portsmouth, VA                    23704
(Address of principal executive offices)          (Zip Code)

                      (804) 399-3100
     Registrant's telephone number, including area code


                          Not applicable
Former name, former address and former fiscal year, if changed since last report.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
   90 days.  Yes  X   No


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par or stated value--1,428,994 shares as of August 4, 1995






                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--June 30, 1995
  and March 31, 1995

  Condensed consolidated statements of income--Three months ended June 30, 1995 and 1994

  Condensed consolidated statements of cash flows--Three months ended June 30, 1995 and 1994

  Notes to condensed consolidated financial statements--
  June 30, 1995

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

















PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                           									   June 30		    March 31
									                                                1995		       1995
							                                           		 (unaudited)	    (Note)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents					                    $   292,222 	$   318,101
  Receivables, less allowances
    of $68,000 and $64,000				                     	  2,441,901 	  2,224,026
  Inventories        						                           6,903,575 	  6,065,746
  Prepaid expenses and other 					                      169,017 	    109,700
  Deferred income taxes      					                      165,000 	    165,000
								                                           	----------- 	-----------
		     TOTAL CURRENT ASSETS			                        9,971,715 	  8,882,573

PROPERTY, PLANT AND EQUIPMENT				                  	 10,147,151 	 11,387,862
  Less allowances for depreciation				                4,514,160 	  5,604,024
							                                           		----------- 	-----------
									                                             5,632,991 	  5,783,838

OTHER ASSETS		                                 					  2,760,512 	  2,776,805
							                                           		----------- 	-----------
						                                           			$18,365,218 	$17,443,216
					                                           				=========== 	===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long term debt				             $   100,000 	$   100,000
  Accounts payable       					                          670,632 	    708,152
  Other current liabilities					                      1,328,715 	  1,387,492
					                                           				----------- 	-----------
              TOTAL CURRENT LIABILITIES	          		  2,099,347 	  2,195,644

LONG-TERM DEBT  				                             			  2,300,000 	  1,000,000

DEFERRED INCOME TAXES				                         		     15,000 	     15,000

SHAREHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 1,428,994
    shares and 1,465,262 shares				                   5,362,775 	  5,752,656
  Retained earnings         					                     8,588,096 	  8,479,916
								                                           	----------- 	-----------
									                                            13,950,871 	 14,232,572
    						                                       			----------- 	-----------
								                                           	$18,365,218 	$17,443,216
								                                           	=========== 	===========

Note: The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                       								   Three months ended June 30
								                                                   1995 		   1994

Net sales						                                        $8,216,599		$7,775,774
Cost of goods sold				                                  5,067,103		 5,084,482
								                                               ----------		----------
					 GROSS PROFIT	                                     3,149,496		 2,691,292

Other operating revenue	                          		       21,572		    58,762
								                                               ----------		----------
								                                                3,171,068		 2,750,054

Selling, general and
  administrative expenses	                              2,850,118		 2,442,470
								                                               ----------		----------
  			  OPERATING INCOME	                                  320,950		   307,584

Interest expense, net		                            	       18,507		    46,046
							                                            	   ----------		----------
		  INCOME BEFORE INCOME TAXES	                           302,443		   261,538

Income taxes				                                   	      121,000		   104,000
								                                               ----------		----------
					   NET INCOME	                                    $  181,443		$  157,538
								                                               ==========		==========
				EARNINGS PER SHARE	                                $      .12		$      .11
								                                               ==========		==========
			WEIGHTED AVERAGE SHARES
					  OUTSTANDING                                      1,458,099		 1,486,240
								                                               ==========		==========


See notes to condensed consolidated financial statements.

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			                                       					    Three months ended June 30
                                               										    1995  	    1994

OPERATING ACTIVITIES
  Net income					 		                                   $  181,443 	$  157,538
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization				                   260,165 	   262,539
      Gain on disposal of property
        and equipment                                      (1,312)
      Change in assets and liabilities
        Trade receivables				 	                          (217,875)     92,868
        Inventories						                                (837,829) (1,801,210)
        Prepaid expenses and other				                    (59,317)	   (99,493)
        Accounts payable and other
          current liabilities					                        (96,297)	   384,606
 							                                             		---------- 	----------
                  NET CASH USED IN OPERATING
                                  ACTIVITIES         		  (771,022)	(1,003,152)

INVESTING ACTIVITIES
Purchase of intangible assets				                     	   (43,068)   (300,000)
Purchase of property and equipment	 			                   (55,645)	   (67,108)
Proceeds from sale of property and equipment		              7,000
						                                              			----------	  ---------
                            NET CASH USED IN
                        INVESTING ACTIVITIES         		   (91,713)	  (367,108)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit			             2,000,000	  2,200,000
  Principal payments on revolving line
    of credit and long-term debt    			                  (700,000)	  (825,000)
  Cash dividends paid						                               (73,263)	   (59,525)
  Repurchase of common stock			                      		  (389,881)	   (34,375)
								                                              	---------- 	----------
                        NET CASH PROVIDED BY
                        FINANCING ACTIVITIES         		   836,856	  1,281,100
								                                              	---------- 	----------
                        NET DECREASE IN CASH
                        AND CASH EQUIVALENTS		            (25,879)	   (89,160)
Cash and cash equivalents at
  beginning of year      			                         		   318,101 	   313,697
						                                              			---------- 	----------
                               CASH AND CASH
                EQUIVALENTS AT END OF PERIOD         		$  292,222 	$  224,537
                                              									========== 	==========




THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1995


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month perior ended June 30, 1995 is not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1995.


NOTE B--INVENTORIES

The components of inventory consist of the following:

                                                  							  June 30		 March 31
							                                                      1995		   1995

  Finished Good				                                     $4,604,585	$3,641,963
  Production Materials:
    Meats					                                         	 1,372,304	 1,421,858
    Other Ingredients			                                   333,237	   419,262
    Packing Materials			                                   593,449	   582,663
						                                                 	----------	----------
	  					                                               	$6,903,575	$6,065,746
							                                                 ==========	==========


THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Continued

June 30, 1995

NOTE C--SALE OF THE ASSETS OF BUNKER HILL

On June 8, 1995, the company entered into a definitive purchase agreement to sell the assets of its Bunker Hill division for $12,925,000 payable in cash subject to certain adjustments. The Company will recognize an after-tax gain of approximately $1,700,000 upon the completion of the sale which is expected to take place on or about August 18, 1995.

PRO-FORMA CONDENSED BALANCE SHEET
JUNE 30, 1995

The accompanying pro-forma condensed balance sheet gives effect to the sale of the Bunker Hill division as if it had occurred as of June 30, 1995. The pro-forma adjustments eliminate the assets and liabilities sold or assumed and long-term debt paid down with the proceeds of the sale. (All amounts in thousands)

                                            Pro-Forma
                              Historical  Adjustments   Pro-Forma
Cash                             $   292     $  8,184     $ 8,476
Accounts receivable                2,442       (1,452)        990
Inventories                        6,904       (3,669)      3,235
Other Current Assets                 334          (72)        262
                                 -------     --------     -------
  Total Current Assets             9,972        2,991      12,963
Property and Equipment             5,633       (2,302)      3,331
Other Assets                       2,760       (2,025)        735
                                 -------     --------     -------
                                 $18,365     $ (1,336)    $17,029
                                 =======     ========     =======
Current Liabilities              $ 2,099     $   (736)    $ 1,363
Long-Term Debt                     2,300       (2,300)        -0-
Deferred Taxes                        15          -0-          15
Stockholders' Equity              13,951        1,700      15,651
                                 -------     --------     -------
                                 $18,365     $ (1,336)    $17,029
                                 =======     ========     =======

THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1995


NOTE C--SALE OF THE ASSETS OF BUNKER HILL--Continued


PRO-FORMA CONDENSED INCOME STATEMENT
FOR THE THREE MONTHS ENDED JUNE 30, 1995

	The accompanying pro-forma condensed income statement gives effect to the sale of the Bunker Hill division as if it had occurred as of April 1, 1995.
The pro-forma adjustments eliminate the revenue and expenses of the Bunker
Hill division for the three months ended June 30, 1995.  The adjustments also reflect the effect of reinvesting the net proceeds from the sale, after repaying the Company's revolving credit line at 5.6% which was the 3 month
Treasury Bill rate on June 30, 1995.   (All amounts in thousands)

                           							         Pro-Forma
                              Historical  Adjustments     Pro-Forma
Net Sales                         $8,217     $(4,648)        $3,569
Cost of goods sold                 5,067      (2,890)         2,177
                                  ------     -------         ------
    Gross profits                  3,150      (1,758)         1,392
Other operating revenue               21         (16)             5
                                  ------      ------         ------
                                   3,171      (1,774)         1,397
Selling, general and
  administrative expenses          2,850      (1,566)         1,284
                                  ------     -------         ------
                                     321        (208)           113
Interest income                      -0-         133            133
Interest expense                     (19)         17             (2)
                                  ------     -------         ------
Interest before income tax           302         (58)           244
Income taxes                         121         (23)            98
                                  ------     -------         ------
    Net Income                    $  181     $   (35)        $  146
                                  ======     =======         ======
Earnings per share                $  .12     $  (.02)        $  .10
                                  ======     =======         ======





THE SMITHFIELD COMPANIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

	The Company produces and markets a wide range of branded food products primarily to the retail grocery and food service industries. The Company also markets its products through direct mail and its own retail outlets. Management does not consider the Company's business to be highly seasonal due to its diverse lines of products; however, three of its units record disproportionate pre-Christmas sales, making the Company's third quarter sales and income the highest of the fiscal year.

Results of Operations

	Net sales for the three months ended June 30, 1995 were $8,216,599 compared to $7,775,774 for the three months ended June 30, 1994.  The increase in sales is attributed to an increase in demand of many branded products sold to the retail grocery trade.  This increase in demand was due to an increase in marketing and promotional expenditures as a result of improved margins.

	Gross profit increased to 38.3% for the three months ended June 30, 1995 compared to 34.6% for the three months ended June 30, 1994. The higher margins were due to favorable beef and pork prices compared to the prior year.

	Selling, general and administrative expenses increased 16.7% during the three months ended June 30, 1995 compared to the prior year. Selling expenses as a percentage of net sales were 21.6% for the three months ended June 30, 1995 compared to 18.0% for the same period during 1994. As mentioned above, the increase in marketing and promotional expenditures was to help increase sales and expand market share. The increase in general and administrative expenses was less than 3% during 1995 compared to 1994.

	The decrease in net interest expense from $46,046 for the three months ended
June 30, 1994 to $18,507 for the three months ended June 30, 1995 was due to a decrease in average debt outstanding from approximately $3 million in 1994 to slightly above $1 million in 1995.  The decrease was somewhat offset by increased interest rates in 1995.  The Company's average interest rate during the three months ended June 30, 1995 was slightly below 7.0% compared to
5.5% during 1994.


THE SMITHFIELD COMPANIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources

	On June 8, 1995, the Company signed a definitive agreement to sell the assets of its Bunker Hill division for approximately $12,925,000. The
Company will recognize an after-tax gain of approximately $1,700,000 upon the completion of the sale which is expected to be completed during the second quarter. The Company is expecting its net proceeds to be approximately $10.6 million. After repaying its outstanding revolving credit loan the Company is expecting to have approximately $9.0 million in available funds.

	If the assets of Bunker Hill are sold, the Company intends to invest its available funds in short-term securities. The Company will continue its strategy of looking for growth through acquisitions in higher margin segments of the food industry. Having a significant amount of cash on hand as well as available funds on its line of credit, the Company believes it is in an excellent position to invest in assets which will increase shareholder value over time.

	The Company does believe the sale of Bunker Hill will have a negative impact on quarterly income in the short-term, but believes it will have a positive effect as the Company transfers assets into higher growth segments of the food industry through acquisitions.

	The Company's current cash flow and available funds on its credit line are sufficient to satisfy its existing cash requirements.

	The Company's revolving credit loan had an outstanding balance of $2,300,000 at June 30, 1995 and $1,000,000 at March 31, 1995. As of
June 30, 1995, the Company still had $7.7 million available on its revolving credit loan.

 The Company traditionally increases inventory during the first six months of its fiscal year to meet the increased demand for its products during the Christmas season. The Company believes it has sufficient resources to meet all of its increased demand associated with the Christmas season.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

	The Company did not file any reports on Form 8-K during the three months ended June 30, 1995.




                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          						THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:   August 10, 1995          /s/ Richard S. Fuller
                           						______________________________
                                    Richard S. Fuller
					                           	President and Chief Executive
                                          Officer



DATE:   August 10, 1995         /s/ Mark D. Bedard
                          						______________________________
                                      Mark D. Bedard
						                          Treasurer and Chief Financial
                                         Officer