Form 10-Q/A
period 1995-06-30
SMITHFIELD COMPANIES INC
filed 1995-10-05
CIK 835342

FORM 10-Q\A

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



ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

              (a) Exhibits

               27. Financial Data Schedule

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


                                            s\ Richard S. Fuller
                                         _______________________________
DATE:   October 5, 1995                        Richard S. Fuller
                                          President and Chief Executive
                                                   Officer


DATE:   October 5, 1995                      s\ Mark D. Bedard
                                         _______________________________

                                               Mark D. Bedard
                                         Treasurer and Chief Financial
                                                 Officer