Form 10-Q
period 1995-09-30
SMITHFIELD COMPANIES INC
filed 1995-11-14
CIK 835342

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended September 30, 1995

Commission file number 0-17084

                       THE SMITHFIELD COMPANIES, INC.
            (Exact name of registrant as specified in its charter)

              Virginia                              54-1167160
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization                   Identification No.)

311 County Street, Portsmouth, VA                          23704
(Address of principal executive offices)                (Zip Code)

                               (804) 399-3100
             Registrant's telephone number, including area code

                                Not applicable
Former name, former address and former fiscal year, if changed since last report.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
   90 days.  Yes  X    No ___


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, no par or stated value--1,422,617 shares as of November 3, 1995







                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--September 30, 1995
  and March 31, 1995

  Condensed consolidated statements of income--Three months ended September 30, 1995 and 1994; Six months ended
  September 30, 1995 and 1994

  Condensed consolidated statements of cash flows--Six months ended September 30, 1995 and 1994

  Notes to condensed consolidated financial statements--
  September 30, 1995

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES



















PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                         September 30      March 31
                                             1995            1995
                                          (unaudited)       (Note)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $ 8,805,436    $   318,101
  Receivables, less allowances
    of $59,000 and $64,000                  1,224,219      2,224,026
  Inventories                               3,978,919      6,065,746
  Prepaid expenses and other                  156,527        109,700
  Deferred income taxes                       165,000        165,000
                                          -----------    -----------
                 TOTAL CURRENT ASSETS      14,330,101      8,882,573

PROPERTY, PLANT AND EQUIPMENT               6,058,465     11,387,862
  less allowances for depreciation          2,773,927      5,604,024
                                          -----------    -----------
                                            3,284,538      5,783,838
OTHER ASSETS                                  728,052      2,776,805
                                           ----------    -----------
                                          $18,342,691    $17,443,216
                                          ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long term debt       $    75,000    $   100,000
  Accounts payable                            882,138        708,152
  Other current liabilities                 1,640,142      1,387,492
                                          -----------    -----------
           TOTAL CURRENT LIABILITIES        2,597,280      2,195,644

LONG-TERM DEBT                                             1,000,000

DEFERRED INCOME TAXES                                         15,000

SHAREHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 1,427,325
    shares and 1,465,262 shares             5,344,833      5,752,656
Retained earnings                          10,400,578      8,479,916
                                          -----------    -----------
                                           15,745,411     14,232,572
                                          -----------    -----------
                                          $18,342,691    $17,443,216
                                          ===========    ===========

Note: The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.




THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Three months ended       Six months ended
                                  September 30            September 30
                                1995        1994        1995        1994

Net sales                    $4,302,275 $4,242,884   $7,870,627 $7,697,670
Cost of goods sold            2,706,318  2,876,142    4,883,371  5,046,612
                             ---------- ----------   ---------- ----------
                GROSS PROFIT  1,595,957  1,366,742    2,987,256  2,651,058
Other operating revenue           2,262     50,238        8,173     59,042
                             ---------- ----------   ---------- ----------
                              1,598,219  1,416,980    2,995,429  2,710,100
Selling, general and
administrative expenses       1,429,901  1,232,660    2,714,413  2,418,163
                             ---------- ----------   ---------- ----------
            OPERATING INCOME    168,318    184,320      281,016    291,937
Interest income(expense),net     87,633    (56,229)      69,126   (102,275)
                             ---------- ----------   ---------- ----------
INCOME FROM CONTINUING OPER-
  ATIONS BEFORE INCOME TAXES    255,951    128,091      350,142    189,662

Income taxes                     90,000     51,000      128,000     76,000
                             ---------- ----------   ---------- ----------
      INCOME FROM CONTINUING
                  OPERATIONS    165,951     77,091      222,142    113,662
Discontinued operations
(net of income taxes):
Income from operations of
  Bunker Hill                    18,826    189,136      144,078    310,103
Gain on sale of Bunker Hill   1,699,155        -0-    1,699,155        -0-
                              --------- ----------   ---------- ----------
    INCOME FROM DISCONTINUED
                  OPERATIONS  1,717,981    189,136    1,843,233    310,103
                              --------- ----------   ---------- ----------
                  NET INCOME $1,883,932 $  266,227   $2,065,375 $  423,765
                             ========== ==========   ========== ==========
Earnings per share:
  Continuing operations      $      .12 $      .05   $      .15 $      .08
  Discontinued operations          1.20        .13         1.28        .21
                             ---------- ----------   ---------- ----------
EARNINGS PER SHARE           $     1.32 $      .18   $     1.43 $      .29
                             ========== ==========   ========== ==========
WEIGHTED AVERAGE
SHARES OUTSTANDING            1,428,395  1,480,985    1,443,166  1,483,598
                             ========== ==========   ========== ==========

See notes to condensed consolidated financial statements.



THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Six months ended September 30
                                                   1995          1994
OPERATING ACTIVITIES
  Net income                                   $2,065,375    $  423,765
  Income from discontinued operations          (1,843,233)     (310,103)
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization               417,797       522,609
      Gain on disposal of property
        and equipment                                (911)       (6,042)
      Decrease in deferred taxes                  (15,000)
      Change in assets and liabilities:
        Trade receivables                         (96,705)   (1,203,682)
        Inventories                            (1,279,041)   (1,758,596)
        Prepaid expenses and other                (75,800)     (141,142)
        Accounts payable and other
          current liabilities                     753,229     1,710,461
                                               ----------    ----------
  Net cash used in continuing operations          (74,289)     (762,730)
  Net cash from discontinued operations           144,078       310,103
                                               ----------    ----------
             NET CASH PROVIDED BY (USED IN)
                       OPERATING ACTIVITIES        69,789      (452,627)
INVESTING ACTIVITIES
  Proceeds from the sale of Bunker Hill        11,969,760
  Expenses and income taxes related to
    the sale of Bunker Hill                    (1,815,285)
  Purchase of intangible assets                   (43,068)     (300,000)
  Purchase of property and equipment             (123,325)     (153,500)
  Proceeds from sale of property and
    equipment                                       7,000         6,397
                                               ----------    ----------
             NET CASH PROVIDED BY (USED IN)
                       INVESTING ACTIVITIES     9,995,082      (447,103)
FINANCING ACTIVITIES
  Proceeds from revolving line of credit        2,000,000     3,000,000
  Principal payments on revolving line
    of credit and long-term debt               (3,025,000)   (2,050,000)
  Cash dividends paid                            (144,713)     (118,849)
  Repurchase of common stock                     (407,823)      (71,086)
             NET CASH PROVIDED BY (USED IN)    ----------    ----------
                       FINANCING ACTIVITIES    (1,577,536)      760,065
                                               ----------    ----------
            NET INCREASE (DECREASE) IN CASH
                       AND CASH EQUIVALENTS     8,487,335      (139,665)
Cash and cash equivalents at
  beginning of year                               318,101       313,697
                             CASH AND CASH     ----------    ----------
              EQUIVALENTS AT END OF PERIOD     $8,805,436    $  174,032
                                               ==========    ==========

See notes to condensed consolidated financial statements.




THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1995


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.
For further information, refer to the Company's annual report on Form 10-K for the year ended March 31, 1995.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                            September 30, 1995     March 31, 1995

  Finished Goods            		   $2,328,637          $3,641,963
  Production Materials:
    Meats                         1,165,892           1,421,858
    Other Ingredients               117,407             419,262
    Packing Materials               366,983             582,663
                                 ----------          ----------
	                        					   $3,978,919          $6,065,746
                                 ==========          ==========

NOTE C--SALE OF THE ASSETS OF BUNKER HILL

On August 23, 1995, the Company sold most of the assets of its Bunker Hill division to Castleberry/Snow's Brands, Inc. The gain on the sale was $1.7 million after income tax expense of $1.0 million. All results of operations for periods prior to the sale have been restated to present the Company's former Bunker Hill division as a discontinued operation.

NOTE D--SHAREHOLDERS' EQUITY

During the six months ended September 30, 1995 the Company purchased and retired 37,937 shares of its Common Stock at a cost of $407,823. Subsequent to September 30, 1995 the Company purchased and retired an additional
4,708 shares of its Common Stock at a cost of $51,111.

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

Results of Operations

Net sales from continuing operations for the three months ended September
30, 1995 increased 1.3% to $4,302,275 compared to $4,242,884 for the three months ended September 30, 1994. Net sales from continuing operations for the six months ended September 30, 1995 increased 2.2% to $7,870,627 compared to $7,697,670 for the six months ended September 30, 1994.

Gross profit increased during both the three and six months ended September 30, 1995 compared to the prior year. The improvement is due to the continued effect of favorable raw material prices.

Other operating revenue was lower during the three and six months ended September 30, 1995 compared to 1994. The prior year included an insurance settlement of approximately $40,000.

Selling, general and administrative expenses increased 16.0% and 12.2% during the three and six months ended September 30, 1995 respectively, compared to the prior year. The increase in selling expenses was the result of increased marketing and promotional expenses needed to maintain market share due to competitive pressures as a result of lower raw material costs. The increase in general and administrative expenses was less than 6% during both the three and six month periods ended September 30, 1995, compared to 1994.

The significant change in interest is the result of extinguishing the Company's revolving credit loan and investing the remaining proceeds of the sale of Bunker Hill into highly liquid debt instruments.


Liquidity and Capital Resources

On August 23, 1995 the Company sold its Bunker Hill division to Castleberry/Snow's Brands, Inc. After the payment of expenses and income taxes the Company received net proceeds of approximately $10,150,000.
The Company repaid its outstanding revolving credit loan and invested much of the remaining proceeds in short-term highly liquid debt instruments.
On September 30, 1995, approximately $9 million was invested.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued

The Company will continue its strategy of looking for growth through acquisitions in higher margin segments of the food industry. Having a significant amount of cash on hand as well as available funds on its line of credit, the Company believes it is in an excellent position to invest in assets which will increase shareholder value over time.

The Company believes the sale of Bunker Hill will have a negative impact on quarterly income in the short-term, but believes it will have a positive effect as the Company transfers assets into higher growth segments of the food industry through acquisitions.

As of September 30, 1995, the Company had all of its $10 million revolving credit loan available.

The Company traditionally increases inventory during the first six months of its fiscal year to meet the increased demand for its products during the Christmas season. The Company finances the increase in inventory through its operating cash flow and its line of credit. The Company believes it has sufficient resources to meet all of its increased demand associated with the Christmas season.


PART II.  OTHER INFORMATION

The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.













SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          						THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:  November 10, 1995          /s/ Richard S. Fuller
                          						______________________________
                                    Richard S. Fuller
						                          President and Chief Executive
                                         Officer



DATE:  November 10, 1995         /s/ Mark D. Bedard
                         						______________________________
                                      Mark D. Bedard
                           					Treasurer and Chief Financial
                                         Officer