Form 10-Q
period 1995-12-31
SMITHFIELD COMPANIES INC
filed 1996-02-09
CIK 835342

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended December 31, 1995

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

Common Stock, no par or stated value--1,422,160 shares as of February 2, 1996







                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--December 31, 1995
  and March 31, 1995

  Condensed consolidated statements of income--Three months ended December 31, 1995 and 1994; Nine months ended
  December 31, 1995 and 1994

  Condensed consolidated statements of cash flows--Nine months ended December 31, 1995 and 1994

  Notes to condensed consolidated financial statements--
  December 31, 1995

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 4.  Changes in Registrant's Certifying Accountant

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

















PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                          December 31      March 31
                                             1995            1995
                                          (unaudited)       (Note)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $ 9,701,995    $   318,101
  Receivables, less allowances
    of $77,000 and $64,000                  2,766,002      2,224,026
  Inventories                               2,112,085      6,065,746
  Prepaid expenses and other                  103,756        109,700
  Deferred income taxes                       165,000        165,000
                                          -----------    -----------
                 TOTAL CURRENT ASSETS      14,848,838      8,882,573

PROPERTY, PLANT AND EQUIPMENT               6,005,487     11,387,862
  less allowances for depreciation          2,832,876      5,604,024
                                          -----------    -----------
                                            3,172,611      5,783,838
OTHER ASSETS                                  713,720      2,776,805
                                           ----------    -----------
                                          $18,735,169    $17,443,216
                                          ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long term debt       $    50,000    $   100,000
  Accounts payable                            817,821        708,152
  Other current liabilities                 1,900,056      1,387,492
                                          -----------    -----------
           TOTAL CURRENT LIABILITIES        2,767,877      2,195,644

LONG-TERM DEBT                                             1,000,000

DEFERRED INCOME TAXES                                         15,000

SHAREHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 1,422,617
    shares and 1,465,262 shares             5,293,722      5,752,656
Retained earnings                          10,673,570      8,479,916
                                          -----------    -----------
                                           15,967,292     14,232,572
                                          -----------    -----------
                                          $18,735,169    $17,443,216
                                          ===========    ===========

Note: The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.




THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Three months ended      Nine months ended
                                  December 31             December 31
                                1995        1994        1995        1994

Net sales                    $7,441,206 $7,321,115  $15,311,833 $15,018,785
Cost of goods sold            4,758,742  4,534,790    9,642,113   9,581,402
                             ---------- ----------   ----------  ----------
                GROSS PROFIT  2,682,464  2,786,325    5,669,720   5,437,383
Other operating revenue          24,581      2,677       32,754      61,719
                             ---------- ----------   ----------  ----------
                              2,707,045  2,789,002    5,702,474   5,499,102
Selling, general and
administrative expenses       2,002,914  1,951,860    4,717,327   4,370,023
                             ---------- ----------   ---------- ----------
            OPERATING INCOME    704,131    837,142      985,147   1,129,079
Interest income(expense),net     89,706    (40,541)     158,832    (142,816)
                             ---------- ----------   ----------  ----------
INCOME FROM CONTINUING OPER-
  ATIONS BEFORE INCOME TAXES    793,837    796,601    1,143,979     986,263

Income taxes                    279,000    319,000      407,000     395,000
                             ---------- ----------   ----------  ----------
      INCOME FROM CONTINUING
                  OPERATIONS    514,837    477,601      736,979     591,263
Discontinued operations
(net of income taxes):
Income from operations of
  Bunker Hill                        -     255,689      144,078     565,792
Gain on sale of Bunker Hill          -          -     1,699,155          -
                             ---------- ----------   ----------  ----------
    INCOME FROM DISCONTINUED
                  OPERATIONS         -     255,689    1,843,233     565,792
                             ---------- ----------   ----------  ----------
                  NET INCOME $  514,837 $  733,290   $2,580,212  $1,157,055
                             ========== ==========   ==========  ==========
Earnings per share:
  Continuing operations      $      .36 $      .33   $      .51  $      .40
  Discontinued operations            -         .17         1.28         .38
                             ---------- ----------   ----------  ----------
EARNINGS PER SHARE           $      .36 $      .50   $     1.80  $      .78
                             ========== ==========   ==========  ==========
WEIGHTED AVERAGE
SHARES OUTSTANDING            1,423,753  1,467,219    1,436,672   1,478,118
                             ========== ==========   ==========  ==========

See notes to condensed consolidated financial statements.


THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Nine months ended December 31
                                                   1995          1994
OPERATING ACTIVITIES
  New income                                   $2,580,212    $1,157,055
  Income from discontinued operations          (1,843,233)     (565,792)
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization               533,996       782,711
      (Gain)loss on disposal of property
        and equipment                              35,309        (6,042)
      Decrease in deferred taxes                  (15,000)
      Change in assets and liabilities:
        Trade receivables                      (1,638,488)   (1,305,766)
        Inventories                               587,793       285,880
        Prepaid expenses and other                (23,029)     (109,141)
        Accounts payable and other
          current liabilities                     778,112     1,870,069
                                               ----------    ----------

  Net cash used in continuing operations          995,672     2,108,974
  Net cash from discontinued operations           144,078       565,792
                                               ----------    ----------
                       NET CASH PROVIDED BY
                       OPERATING ACTIVITIES     1,139,750     2,674,766
INVESTING ACTIVITIES
  Proceeds from the sale of Bunker Hill        11,969,760
  Expenses and income taxes related to
    the sale of Bunker Hill                    (1,815,285)
  Purchase of intangible assets                   (43,068)     (300,000)
  Purchase of property and equipment             (149,485)     (217,914)
  Proceeds from sale of property and
    equipment                                       7,000        17,875
                                               ----------    ----------
             NET CASH PROVIDED BY (USED IN)
                       INVESTING ACTIVITIES     9,968,922      (500,039)
FINANCING ACTIVITIES
  Proceeds from revolving line of credit        2,000,000     3,200,000
  Principal payments on revolving line
    of credit and long-term debt               (3,050,000)   (4,675,000)
  Cash dividends paid                            (215,844)     (192,112)
  Repurchase of common stock                     (458,934)     (157,023)
                           NET CASH USED IN    ----------    ----------
                       FINANCING ACTIVITIES    (1,724,778)   (1,824,135)
                                               ----------    ----------
                       NET INCREASE IN CASH
                       AND CASH EQUIVALENTS     9,383,894       350,592
Cash and cash equivalents at
  beginning of year                               318,101       313,697
                             CASH AND CASH     ----------    ----------
              EQUIVALENTS AT END OF PERIOD     $9,701,995    $  664,289
                                               ==========    ==========

See notes to condensed consolidated financial statements.




THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1995.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                             December 31, 1995     March 31, 1995

  Finished Goods       		        $1,331,597          $3,641,963
  Production Materials:
    Meats                           335,958           1,421,858
    Other Ingredients                85,018             419,262
    Packing Materials               359,512             582,663
                                 ----------          ----------
	  					                         $2,112,085          $6,065,746
                                 ==========          ==========

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

NOTE D--SHAREHOLDERS' EQUITY

During the nine months ended December 31, 1995 the Company purchased and retired 42,645 shares of its Common Stock at a cost of $458,934.
Subsequent to December 31, 1995 the Company purchased and retired an additional 457 shares of its Common Stock at a cost of $5,027.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

The Company produces and markets a wide range of branded food products primarily to the retail grocery, food service and gourmet food industries. The Company also markets its products through direct mail and its own retail outlets. The Company's business is somewhat seasonal with its direct mail and gourmet food operations having disproportionate sales during the Christmas season. This traditionally makes the Company's third quarter sales and income the highest of the fiscal year.

Results of Operations

Net sales from continuing operations for the three months ended December 31, 1995 increased 1.6% to $7,441,206 compared to $7,321,115 for the three months ended December 31, 1994. Net sales from continuing operations for the nine months ended December 31, 1995 increased 2.0% to $15,311,833 compared to $15,018,785 for the nine months ended December 31, 1994.

Gross profit for the three months ended December 31, 1995 decreased to 36% compared to 38% for the three months ended December 31, 1994. This was the first quarterly reduction in gross profit in seven quarters. The reduced gross profit is the result of increased pork prices.

Other operating revenue was lower during the nine months ended December 31, 1995 compared to 1994. Prior year included an insurance settlement of approximately $40,000.

Selling, general and administrative expenses increased 2.6% and 7.9% during the three and nine months ended December 31, 1995 respectively, compared to the prior year. Most of the increase was in selling expenses due to the increased marketing and promotional expenses needed to maintain market share due to competitive pressures and to procure new business. The increase in general and administrative expenses was less than 2% during the three and nine month periods ended December 31, 1995, compared to 1994.

The significant change in interest is the result of extinguishing the Company's revolving credit loan and investing the remaining proceeds of the sale of Bunker Hill into highly liquid debt instruments.

Liquidity and Capital Resources

On August 23, 1995 the Company sold its Bunker Hill division to Castleberry/Snow's Brands, Inc. After the payment of expenses and income taxes the Company received net proceeds of approximately $10,150,000. The Company repaid its outstanding revolving credit loan and invested much of the remaining proceeds in short-term highly liquid debt instruments. On December 31, 1995, approximately $9.5 million was invested.

The Company will continue its strategy of looking for growth through acquisitions in higher margin segments of the food industry. Having a significant amount of cash on hand as well as available funds on its line of credit, the Company believes it is in an excellent position to invest in assets which will increase shareholder value over time.

Until a meaningful acquisition is completed which would shift our assets into higher yielding investments, lower interest rates on the Company's short term securities will have a negative impact on quarterly income.

As of December 31, 1995, the Company had all of its $10 million revolving credit loan available.

The Company traditionally increases inventory during the first six months of its fiscal year to meet the increased demand for its products during the Christmas season. The Company finances the increase in inventory through its operating cash flow and the use of some of its short term securities.

PART II.  OTHER INFORMATION

Item 4 - Changes in Registrant's Certifying Accountant

On October 1, 1995, our former auditors, Ernst & Young L.L.P. sold its local practice to Coopers & Lybrand L.L.P. As a result of the sale of the practice, the Company decided to evaluate whether to retain Ernst & Young L.L.P.
or engage new auditors. A decision was reached on February 7, 1996 to engage Coopers & Lybrand L.L.P. and was approved by the Board of Directors.

The Accountant's report on the consolidated financial statements for the past two years included a non-qualified opinion. There were no disagreements with Ernst & Young L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

Item 6 - Exhibits and Reports on Form 8-K

a.)	16.  Letter re change in certifying accountant
   	27.  Financial Data Schedule

b.)  The Company did not file any reports on Form 8-K during the	three months
     ended December 31, 1995.














                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           					THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:  February  9, 1996             /s/ Richard S. Fuller
					                          	______________________________
                                        Richard S. Fuller
					                           	President and Chief Executive
                                             Officer



DATE:  February  9, 1996              /s/ Mark D. Bedard
					                           	______________________________
                                         Mark D. Bedard
					                            	Treasurer and Chief Financial
                                             Officer