Form 10-K
period 1996-03-31
SMITHFIELD COMPANIES INC
filed 1996-06-21
CIK 835342

SECURITIES AND EXCHANGE COMMISSION
				     Washington, D. C.  20549

				   	      FORM 10-K

		     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			       THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended          Commission File Number
              March 31, 1996                           0-17084

                        THE SMITHFIELD COMPANIES, INC.
            (Exact name of Registrant as specified in its charter)
               Virginia                               54-1167160
            (State or other jurisdic-               (I.R.S. Employer
             tion of incorporation)                  Identification No.)

            311 County Street, Portsmouth, VA                23704
           (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number including area code:(804) 399-3100

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:

  		        Common Stock, No Par or Stated Value
			     	       (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                 Yes  X  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                          [  ]

The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices on
June 7, 1996:   $8,308,249

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of June 7, 1996 was 1,376,460 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended March 31, 1996 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders meeting are incorporated by reference into Part III.


 PART I



ITEM 1.   BUSINESS

General

	Through its operating units, The Smithfield Companies, Inc. ("the Company")
produces and markets a wide range of branded food products to the retail grocery and food service industries.  The Company has the legal right through two of its units (Smithfield Ham and Joyner) to label certain of its aged, dry cured hams as genuine "Smithfield" hams, a term that can be used by only two other companies.  The use of this term is protected by the laws of the
Commonwealth of Virginia and enforced by the United Stated States Department of Agriculture.

	The Company was incorporated in Virginia in 1981 as Pruden Foods, Inc. The name was changed to The Smithfield Companies, Inc. in 1985.

	The Company does not raise or slaughter animals or grow any vegetable products, but instead purchases all meats and ingredients for processing and curing. The Company purchases its meats and ingredients from a variety of suppliers and it is not dependent on any one particular supplier for a material portion of meats, ingredients or packaging materials.


The Smithfield Ham and Products Co., Inc.

	Founded in 1917 as a specialty food producer emphasizing genuine "Smithfield" hams, Smithfield Ham has evolved from a cured meat producer and meat canner to become primarily a producer of frozen barbeques and chilies for the food service and retail grocery industries. Smithfield Ham began producing frozen barbeques in 1985 primarily for the food service industry. The frozen line accounts for 75% of the unit's sales and includes pork, chicken and beef barbeques and frozen chili. The frozen line is marketed under the "James River", "Smitty Pig" and "Virginia's Choiec" brands primarily in the Mid-Atlantic states. This frozen line increased from 59% of total sales in 1995 and has been growing consistently since 1985. Management believes the frozen products have significant growth potential.

	Smithfield Ham produces and markets barbeque sauces in plastic and glass containers and portion control packets for both the food service and retail grocery industries. It also markets horseradish sauces, deviled meat spreads, canned barbeques, country hams and genuine "Smithfield" hams under the "Amber" brand. 17% of Smithfield Ham's sales is composed of cured hams, honey glazed hams, canned meat products and meat spreads in glass containers marketed under the following brands: "James River", "Princess Anne" and "Amber". These products are sold in the Mid-Atlantic states to retail grocery accounts and, jointly with Joyner, by direct mail through seasonal consumer catalogs.

      The remaining 8% of the units sales relates to barbeque and horseradish
sauces sold to the fast food industry.   These products are marketed primarily
in the southeast under the "James River" brand.

V. W. Joyner & Co.

	Founded in 1889, V. W. Joyner & Co. is a curer and packer of genuine "Smithfield" hams under the "Joyner" brand and a curer and packer of country hams under the "Red Eye" brand. Joyner has expanded its business by further processing these two main products into various sliced, cooked and pressed variations for both the food service and retail grocery industry. The curing procedures for genuine Smithfield and country hams have not changed appreciably in the last 100 years, which accounts for the distinct and readily identifiable taste associated with these hams.

	Joyner's sales are concentrated in Virginia, but Joyner maintains a large number of small accounts throughout the country. In addition, Joyner sells by direct marketing through seasonal consumer catalogs in combination with Smithfield Ham.

	Joyner's business is highly seasonal, concentrated during the Thanksgiving and Christmas holiday period. As a result, the third fiscal quarter accounted for 46% of Joyner's annual sales.


Pruden Packing Co., Inc.

	Established in 1917 by P. D. Pruden, Pruden's first 50 years involved a number of activities, including curing country hams and other pork products, ginning cotton and packing potatoes and watermelons. By the late 1960's, Pruden focused exclusively on curing and packing dry cured pork products, including country hams, bacon and shoulders, which remain its primary products.

	Pruden markets its country meats primarily in Virginia and North Carolina under the "Peanut City" and "Pruden" brands. It also exports hams and shoulders to the Caribbean under its own and private label brands. Pruden's top ten customers account for approximately 77% of its sales.

	Pruden's business is highly seasonal, concentrated during the Thanksgiving and Christmas holiday period. As a result, the third fiscal quarter accounted for 42% of its annual sales.

	Pruden was acquired in 1986 by the Company. The plant is located in Suffolk, Virginia.

Williamsburg Foods, Inc./The Peanut Shop, Inc.

	These two subsidiaries are operated as one unit of the Company and involve a manufacturing facility which operates as Williamsburg Foods, Inc. and four retail stores, which trade as "The Peanut Shop".

	The manufacturing facility processes high quality extra large Virginia peanuts and premium cashews, which it packs in vacuum sealed tins and other containers for its own retail store, for sale to other retailers, and for direct marketing to consumers through its seasonal retail catalogs. In addition, Williamsburg also packs, under its label, other specialty products such as pistachios, cashews and soups, and purchases for resale related peanut products, including candy and peanut butter. All of these products are marketed under "The Peanut Shop of Williamsburg" label to specialtyu customers throughout the country.

	The retail stores, currently located in the southeastern United States, are located in tourist oriented shopping areas.  Each store operates with a separate name depicting its location (i.e. The Peanut Shop of Williamsburg).
The stores feature their own brand of peanuts and peanut products, an extensive line of other nut products and a large selection of the Company's cured meat products.  Management will continue to look for additional locations to open retail stores.

	Williamsburg Foods, Inc. and The Peanut Shop, Inc. were acquired in 1986. The manufacturing facility is located near Williamsburg in James City
County, Virginia.

The New Orleans School of Cooking and Louisiana General Store

     This operation, which was acquired in August, 1992, is a unique multi-faceted specialty food retailer which combines a single-session tourist cooking school, retail store and mail order operation.

	The cooking school caters to tourists visiting New Orleans and provides education on the Louisiana culture and the preparation of local "Cajun cooking". A meal is prepared during the class and served to the participants. The retail store features local food and gift items unique to the New Orleans area.

Marketing and Customers

	The Company is not dependent on any single customer or few customers, the loss of any one or more of which would have a material adverse effect on the Company. No customer accounts for more than 10% of the Company's consolidated sales.

	Each unit has developed a marketing strategy which emphasizes quality products, customer service and maximum use of its regional brand awareness by consumers. Whenever possible the "Smithfield" name is emphasized by Smithfield Ham and Joyner to take advantage of the name's favorable image in the food industry and with consumers. The units have wholesale accounts throughout the United States, but the primary market area is the states of Virginia, Maryland, North Carolina, South Carolina, West Virginia, Tennessee, Georgia and Florida, and the District of Columbia.

	At Smithfield Ham, an executive supervises three sales executives and a network of regional brokers. Smithfield Ham utilizes volume discounts and co-op advertising to promote its products. Products are distributed by its fleet of five trucks but many customers use their own trucks to pick up Smithfield Ham products. The unit does no media advertising except related to its direct marketing (catalog) business, where direct consumer response ads are placed in selected national and regional magazines.

	At Joyner, the general manager and the sales manager are responsible for all food service and retail grocery accounts and supervision of a small group of brokers around the country.  Located within one mile of each other, Joyner and Smithfield Ham share the same delivery fleet of five trucks for Virginia deliveries and generally use common carrier or customer pickup for sales outside Virginia.

	Joyner utilizes volume discounts, co-op advertising and point-of-sale advertising to promote its products. Like Smithfield Ham, Joyner does no media advertising except related to its direct marketing (catalog) efforts with Smithfield Ham.

	Currently, there are only four producers of genuine "Smithfield" hams. By the laws of the Commonwealth of Virginia, a genuine Smithfield ham must be dry cured and aged for a minimum of six months and the processing must take place within the town limits of Smithfield, Virginia. The law is enforced by both state and federal meat regulatory personnel. The Company's Smithfield
Ham and Joyner units are two of the four producers currently permitted to call certain of their hams genuine "Smithfield", thus creating a unique and protected market for their two brands of this specialty ham.

	Pruden sells primarily to retail grocery chains and retail distributors in eastern Virginia and eastern North Carolina. Pruden's president and its general manager supervise all sales activities. Pruden uses volume discounts and co-op advertising but does no other media advertising. Pruden distributes its products on two trucks within its geographical market, although several of Pruden's primary distributors pick up products from its plant in Suffolk, Virginia. Pruden exports dry cured hams and other pork products to a number of Caribbean Islands in the fall of each year.

	Williamsburg sells to a wide variety of specialty retail outlets and catalogers throughout the country. Its vice president and general manager and the sales manager are responsible for generating these sales through direct calls, "fancy food" trade shows and trade publications. Williamsburg's direct consumer marketing (catalog) sales are generated from two mass mailings per year. Wholesale distribution is largely by common carrier. The balance of Williamsburg's sales are accounted for by its subsidiary, The Peanut Shop, Inc., which operates four retail stores.

	The New Orleans School of Cooking and Louisiana General Store obtains a significant portion of its sales from tourists visiting the New Orleans area. The Company has one sales person who works with the tourism industry in generating groups to attend classes. Its general manager is responsible for all direct consumer catalog sales and sales to various wholesale customers. Wholesale distribution is largely by common carrier.

	The New Orleans School of Cooking and Louisiana General Store is located in the famous Jackson Brewery Shopping complex next to the Mississippi River in
New Orleans' French Quarter.  The Company's administrative offices, warehouse and mail order operations are located in a 7,500 square foot facility in an industrial section of Jefferson Parish, Louisiana.


Raw Materials

	The Company's primary raw materials consist of fresh and frozen pork products purchased domestically or imported.  Should increases in the cost of raw materials occur, the Company may not be able to pass such increases through to its customers.  The Company has a number of suppliers throughout the
United States and Canada and has not experienced any difficulty in obtaining adequate supplies of these raw materials.

Competition

	Because of the Company's variety of products and its sales to both the retail grocery industry and the food service industry, its competitors are likewise varied and numerous. Smithfield Ham competes with several large and small regional food processors. Joyner and Pruden primarily compete with a number of small ham processors of similar size located in Virginia and North Carolina. Williamsburg competes with a number of peanut processors of similar size located in Virginia and North Carolina. New Orleans competes with one other cooking school and various retail stores that sell local "Louisiana" products. The Company believes that all of its units compete effectively with other food processors by providing products of predictable quality and consistency, and responsive service to its customers.

Employees

	As of March 31, 1996, the Company had approximately 90 full-time employees and 71 part-time employees. During the peak holiday period from September through December, the Company typically has employed up to an additional 50 seasonal employees. All hourly, non-clerical employees at Pruden are represented by Local 25/65 of the United Auto Workers and on May 1, 1995 extended their collective bargaining agreement for an additional three years.
At Smithfield Ham and Joyner, all hourly, non-clerical employees are represented by Local 1046 affiliated with the Laborers' International Union of North America, AFL-CIO, and are in the first year of a three year contract.
All other units are non-union.  Virginia is a right-to-work state.

	None of the units with collective bargaining agreements has ever experienced a strike and the Company considers its employee relations to be good.

Government Regulation

	Food products purchased, processed and sold by the Company are subject to various federal, state and local laws and regulations, including the federal
Meat Inspection Act and the Food and Drug Act.  Smithfield Ham, Joyner and
Pruden are subject to United States Department of Agriculture regulations regarding quality, labeling and sanitary control. Pruden has been under the
U. S. Department of Agriculture's Total Quality Control System Program (TQC) since 1985, which enables Pruden to self-inspect its products and production conditions and techniques. The Company is also subject to various federal, state and local regulations regarding work place health and safety, environmental protection, equal employment opportunity and other matters.

Trademarks

	All significant brand names used by the Company are protected by actual or pending federal trademark registration.

ITEM 2.  PROPERTIES

    The Smithfield Ham plant is located on seven acres in Smithfield, Virginia. The office and manufacturing facilities have a total of 41,012 square feet. The Joyner facility with 30,714 square feet on three acres is also located in Smithfield. Pruden occupies a 32,127 square foot facility on three acres in Suffolk, Virginia. Williamsburg occupies a 10,000 square foot facility on 1.5 acres in James City County, Virginia. The New Orleans warehouse facility is approximately 7,500 square feet on 1/4 acre in Jefferson Parish, Louisiana. The Company also owns an office building with approximately 13,000 square feet of leaseable space. The Company occupies approximately 3,000 square feet and the remaining portion is available for lease. The Company also owns equipment and vehicles used in its operations. The Company owns all of its property free of any liens or encumbrances. In addition to this property the Company has operating leases for each of its retail operations. Commitments associated with these leases are disclosed in the notes to the consolidated financial statements.

	All of the Company's facilities have access to municipal sewer systems. Management believes that the sewage treatment facilities available to the Company are and will continue to be adequate.

	The Company believes its facilities and equipment are generally well maintained and have a capacity adequate for the Company's current needs.


ITEM 3.  LEGAL PROCEEDINGS

         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDERS MATTERS

	        Common Stock Market Prices and Dividends on page 20 of the annual annual shareholders report for the year ended March 31, 1996
	    	   is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     	   Selected Financial Data on page 5 of the annual shareholders report for the year ended March 31, 1996 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    	    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 6 and 7 of the annual shareholders report for the year ended March 31, 1996 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The report of Coopers & Lybrand L.L.P., independent auditors, and the Consolidated Financial Statements included on pages 8 through 16 of the annual shareholders report for the year ended
     	   March 31, 1996 are incorporated herein by reference.

     	   Quarterly Results of Operations on page 18 of the annual shareholders report for the year ended March 31, 1996 is incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in the Company's proxy statement, with respect to directors of the Company, is incorporated herein by reference in response to this item.  The information
 			     contained on page 19 of the annual shareholders report for
		       the year ended March 31, 1996 with respect to executive
 	       officers, is incorporated herein by reference in response to
    	    this item.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained in the Company's proxy statement, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the Company's proxy statement,
     	   with respect to security ownership of certain beneficial owners
	        and management is incorporated herein by reference in response to
  	  	   this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Company's proxy statement,
     	   with respect to certain relationships and related transactions, is incorporated herein by reference to this item.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2)--the response to this portion of Item 14 is submitted as a separate section of this report.

      (3) Exhibits:
       3.1 Amended and Restated Articles of Incorporation.  Filed
     	     August 9, 1988, as Exhibit 3.1 to the Registrant's Form S-1, and incorporated herein by reference.

       3.2 Bylaws.  Filed August 9, l988, as Exhibit 3.2 to the
 		        Registrant's Form S-1, and incorporated herein by
			  	     reference.

       4.1 Amended and Restated Rights Agreement, as Exhibit 4.1 to
           the Registrant's Form 8-K as of July 31, 1991 and
 			 	     amended on Form 8 on August 29, 1991, and incorporated
     	     herein by reference.

      10.1 Stock Option Plan, adopted June 7, l988. Filed August 9, 1988, as Exhibit 10.1 to the Registrant's Form S-1, and
  		 	     incorporated herein by reference.

      10.2 Employment Agreements, dated June 7, 1988, with Richard
     	     S. Fuller and Peter D. Pruden, III.
           Filed August 9, 1988, as Exhibit 10.2 to the Registrant's
		   	     Form S-1, and incorporated herein by reference.

      10.3 Incentive bonus practice.  Filed August 9, l988, as Exhibit
  		 	     10.5 to the Registrant's Form S-1, and incorporated herein
     	     by reference.

      10.4 Profit Sharing Plan. Filed June 29, 1989 as Exhibit 10.5 to the Registrant's Forms 10-K for the year ended March 31, 1989, and incorporated herein by reference.

      10.5 Employee Stock Ownership Plan.  Filed June 29, 1989 as
     	     Exhibit 10.6 to the Registrant's Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

     	10.6 Definitive agreement to sell the assets of the Bunker Hill Division dated June 8, 1995. Filed June 28, 1995 as
           Exhibit 10.7 to the registrant's Form 10-K for the year ended March 31, 1995, and incorporated herein by reference.

      21.1 Subsidiaries of the Registrant.  Filed herewith.

(b)  Reports filed on Form 8-K for the quarter ended March 31, 1996--None

(c) The response to this portion of Item 14 is submitted as a separate section of this report.

(d) The response to this portion of Item 14 is submitted as a separate section of this report.





SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE SMITHFIELD COMPANIES, INC.


                              By   S/ Richard S. Fuller
                              						  Richard S. Fuller, President
						                                and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.


             Name                  Capacity		          	 Date

  S/ James L. Cresimore      Chairman of the Board  June 21, 1996
  James L. Cresimore

  S/ Richard S. Fuller       President and Chief    June 21, 1996
  Richard S. Fuller          Executive Officer
                             (Principal Executive
                             Officer)

  S/ Peter D. Pruden, III    Executive Vice         June 21, 1996
  Peter D. Pruden, III       President, Secretary
                             and Director

  S/ Mark D. Bedard          Treasurer and Chief    June 21, 1996
  Mark D. Bedard             Financial Officer
                             (Principal Financial
                             Officer and Principal
                             Accounting Officer)

  S/ Bernard C. Baldwin,III  Director               June 21, 1996
  Bernard C. Baldwin, III


  S/ Edward Acree            Director               June 21, 1996
  Edward Acree


  S/ Frank H. Buhler         Director               June 21, 1996
  Frank H. Buhler






ANNUAL REPORT ON FORM 10-K

                    ITEM 14 (a) (1) AND (2), (c) AND (d)

      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              CERTAIN EXHIBITS

                       FINANCIAL STATEMENT SCHEDULES

                        YEAR ENDED MARCH 31, 1996

                      THE SMITHFIELD COMPANIES, INC.

                          PORTSMOUTH, VIRGINIA




FORM 10-K--ITEM 14 (a) (1) AND (2)

THE SMITHFIELD COMPANIES, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of The Smithfield Companies, Inc. and subsidiaries, included in the annual report of the Registrant to its shareholders for the year ended March 31, 1996, are incorporated by reference in Item 8:

     Consolidated balance sheets--March 31, 1996 and 1995

     Consolidated statements of income--Years ended
     March 31, 1996, 1995 and 1994

     Consolidated statements of cash flows--Years ended March 31, 1996, 1995 and 1994

     Notes to consolidated financial statements--March 31, 1996

The following consolidated financial statement schedule of The Smithfield Companies, Inc. and subsidiaries is included in Item 14 (d):

    	Schedule II--Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

The following reports of independent auditors of The Smithfield Companies, Inc. are included herewith:

Report of Coopers & Lybrand L.L.P.--Year ended March 31, 1996

Report of Ernst & Young LLP--Years Ended March 31, 1995 and 1994




                SCHEDULE II  -- VALUATION AND QUALIFYING ACCOUNTS

                           THE SMITHFIELD COMPANIES, INC.


COL. A                    COL.B            COL.C         COL.D         COL.E
___________            ___________  __________ ________ ____________ _________

                        Balance at       ADDITIONS                    Balance
Description             Beginning    Charged   Charges  Deductions   at end of
                        of Period   to Costs   to Other Describe (1)  Period
                                    & Expenses Accounts
                                               Describe
___________            ___________  __________ ________ ____________ _________

Year ended March 31, 1996:
 Deducted from
 asset accounts:
  Allowance for
  doubtful accounts     $64,000      $27,300              $27,300      $64,000
                        =======      =======              =======      =======

Year ended March 31, 1995:
 Deducted from
 asset accounts:
  Allowance for
  doubtful accounts     $66,000      $51,400              $53,400      $64,000
                        =======      =======              =======      =======

Year ended March 31, 1994:
 Deducted from
 asset accounts:
  Allowance for
  doubtful accounts     $48,000      $66,800              $48,800      $66,000
                        =======      =======              =======      =======


(1) Uncollectible accounts written off, net of recoveries.



REPORT OF INDEPENDENT ACCOUNTANTS


Shareholders and Board of Directors
The Smithfield Companies, Inc.


Our report on the consolidated financial statements of The Smithfield Companies, Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 17 of the 1996 Annual Report to Shareholders of The Smithfield Companies, Inc. and subsidiaries. In connection with our audit of such financial statements, we have also audited the related financial statement schedules listed in item 14 (a)(1) & (2) of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                            s/ Coopers & Lybrand L.L.P.

                                            COOPERS & LYBRAND L.L.P.
Virginia Beach, Virginia
May 17, 1996


REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
The Smithfield Companies, Inc.

We have audited the accompanying consolidated balance sheet of The Smithfield Companies, Inc. as of March 31, 1995, and the related consolidated statements of income and cash flows for each of the two years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Smithfield Companies, Inc. as of March 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended in conformity with generally accepted accounting principles.


                                         s/Ernst & Young LLP

                                          ERNST & YOUNG LLP

Vienna, Virginia
May 24, 1995