Form 10-Q
period 1996-06-30
SMITHFIELD COMPANIES INC
filed 1996-08-06
CIK 835342

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended: June 30, 1996

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

                               (757) 399-3100
             Registrant's telephone number, including area code

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

Common Stock, no par or stated value--1,280,960 shares as of July 26, 1996







                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--June 30, 1996
  and March 31, 1996

  Condensed consolidated statements of income--Three months ended June 30, 1996 and 1995

  Condensed consolidated statements of cash flows--Three months ended June 30, 1996 and 1995

  Notes to condensed consolidated financial statements--
  June 30, 1996

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

















PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                            June 30        March 31
                                             1996            1996
                                          (unaudited)       (Note)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $ 8,106,397    $ 9,934,130
  Receivables, less allowances
    of $63,000 and $64,000                    956,215        990,968
  Inventories                               3,555,972      2,639,458
  Prepaid expenses and other                   79,767         65,009
  Deferred income taxes                       135,000        135,000
                                          -----------    -----------
                 TOTAL CURRENT ASSETS      12,833,351     13,764,565

PROPERTY, PLANT AND EQUIPMENT               6,080,606      6,023,350
  less allowances for depreciation          3,018,520      2,923,577
                                          -----------    -----------
                                            3,062,086      3,099,773
OTHER ASSETS                                  800,058        814,389
                                          -----------    -----------
                                          $16,695,495    $17,678,727
                                          ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        $ 1,274,781    $   447,043
  Other current liabilities                   921,704      1,337,230
                                          -----------    -----------
           TOTAL CURRENT LIABILITIES        2,196,485      1,784,273

SHAREHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 1,280,960
    shares and 1,416,160 shares             3,712,557      5,220,445
Retained earnings                          10,786,453     10,674,009
                                          -----------    -----------
                                           14,499,010     15,894,454
                                          -----------    -----------
                                          $16,695,495    $17,678,727
                                          ===========    ===========

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.





THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                        Three months ended June 30
                                          1996              1995

Net sales                               $3,446,998       $3,568,352
Cost of goods sold                       2,109,205        2,177,053
                                        ----------       ----------
                       GROSS PROFIT      1,337,793        1,391,299
Other operating revenue                     13,252            5,911
                                        ----------       ----------
                                         1,351,045        1,397,210
Selling, general and
  administrative expenses                1,192,955        1,284,512
                                        ----------       ----------
                   OPERATING INCOME        158,090          112,698
Interest income(expense), net               88,162          (18,507)
                                        ----------       ----------
       INCOME FROM CONTINUING OPER-
         ATIONS BEFORE INCOME TAXES        246,252           94,191

Income taxes                                64,000           37,000
                                        ----------       ----------

             INCOME FROM CONTINUING
                         OPERATIONS        182,252           57,191

Discontinued operations:
  Income from operations of Bunker
  Hill less income taxes of $84,000                         124,252
                                        ----------       ----------
                         NET INCOME     $  182,252       $  181,443
                                        ==========       ==========

Earnings per share:
  Continuing operations                 $      .13       $      .04
  Discontinued operations                       -               .08
                                        ----------       ----------
                 EARNINGS PER SHARE     $      .13       $      .12
                                        ==========       ==========

                   WEIGHTED AVERAGE
                 SHARES OUTSTANDING      1,383,942        1,458,099
                                        ==========       ==========

See notes to condensed consolidated financial statements.




THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                             Three months ended June 30
                                                   1996          1995
OPERATING ACTIVITIES
  Net income                                   $  182,252    $  181,443
  Income from discontinued operations                          (124,252)
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization               109,274       123,837
      Loss on disposal of property
        and equipment                                            (1,312)
      Change in assets and liabilities:
        Trade receivables                          34,753      (333,354)
        Inventories                              (916,514)     (435,477)
        Prepaid expenses and other                (14,758)      (56,056)
        Accounts payable and other
          current liabilities                     412,212      (370,790)
                                               ----------    ----------
  Net cash used in continuing operations         (192,781)   (1,035,961)
  Net cash provided by discontinued
    operations                                                  264,939
                                               ----------    ----------
                       NET CASH PROVIDED BY
                       OPERATING ACTIVITIES      (192,781)     (771,022)
INVESTING ACTIVITIES
  Purchase of intangible assets                                 (43,068)
  Purchase of property and equipment              (57,256)      (55,645)
  Proceeds from sale of property and
    equipment                                                     7,000
                                               ----------    ----------
                           NET CASH USED IN
                       INVESTING ACTIVITIES       (57,256)      (91,713)
FINANCING ACTIVITIES
  Proceeds from line of credit loan                           2,000,000
  Principal payments on line of
    credit loan and long-term debt                             (700,000)
  Cash dividends paid                             (69,808)      (73,263)
  Repurchase of common stock                   (1,507,888)     (389,881)
                                               ----------    ----------
             NET CASH PROVIDED BY (USED IN)
                       FINANCING ACTIVITIES    (1,577,696)      836,856
                                               ----------    ----------
                       NET DECREASE IN CASH
                       AND CASH EQUIVALENTS    (1,827,733)      (25,879)
Cash and cash equivalents at
  beginning of year                             9,934,130       318,101
                                               ----------    ----------
                              CASH AND CASH
               EQUIVALENTS AT END OF PERIOD    $8,106,397    $  292,222
                                               ==========    ==========

See notes to condensed consolidated financial statements.




THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 is not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                                June 30, 1996      March 31, 1996

  Finished Goods            		   $1,791,645          $1,244,061
  Production Materials:
    Meats                         1,310,523             986,548
    Other Ingredients                97,226              92,350
    Packing Materials               356,578             316,499
                                 ----------          ----------
                      	  					   $3,555,972          $2,639,458
                                 ==========          ==========

NOTE C--SALE OF THE ASSETS OF BUNKER HILL

On August 23, 1995, the Company sold most of the assets of its Bunker Hill division to Castleberry/Snow's Brands, Inc. All results of operations for periods prior to the sale have been restated to present the Company's former Bunker Hill division as a discontinued operation.

NOTE D--SHAREHOLDERS' EQUITY

During the three months ended June 30, 1996 the Company purchased and retired 135,200 shares of its Common Stock at a cost of $1,507,888.


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

Results of Continuing Operations

Net sales for the three months ended June 30, 1996 were $3,446,998 compared to $3,568,352 for the three months ended June 30, 1995. Gross profit for the three months ended June 30, 1996 remained relatively constant at 38.8% compared to 38.7% for the three months ended June 30, 1995.

Selling, general and administrative expenses decreased 7.1% during the three months ended June 30, 1996 to $1,192,955 from $1,284,512 for the three months ended June 30, 1995. The reduction in these expenses, as well as slightly lower sales during the current quarter, are due to tighter expense controls and the decision to forego some sales that carried higher than normal selling expenses.

The significant change in interest is the result of extinguishing the Company's revolving credit loan and investing the remaining proceeds of the sale of Bunker Hill into highly liquid debt instruments.

Liquidity and Capital Resources

On August 23, 1995 the Company sold its Bunker Hill division. After the payment of expenses and income taxes the Company received net proceeds of approximately $10,150,000. The Company repaid its outstanding line of credit loan and invested much of the remaining proceeds in short-term highly liquid debt instruments. On June 30, 1996 approximately $8.1 million was invested.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

The Company will continue its strategy of looking for growth through acquisitions in higher margin segments of the food industry. Having a significant amount of cash on hand as well as available funds on its line of credit, the Company believes it is in an excellent position to invest in assets which will increase shareholder value over time.

Until a meaningful acquisition is completed which would shift our assets into higher yielding investments, lower interest rates on the Company's short-term securities could have a negative impact on quarterly income.

As of June 30, 1996, the Company had all of its $10 million line of credit loan available.

The Company traditionally increases inventory during the first six months of its fiscal year to meet the increased demand for its products during the Christmas season. The Company is financing the increase in inventory through its operating cash flow and the use of some of its short-term securities.

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a.)	27.  Financial Data Schedule

b.)  The Company did not file any reports on Form 8-K during the	three months
     ended June 30, 1996.















SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          						THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:  August 2, 1996              /s/ Richard S. Fuller
				                         		______________________________
                                     Richard S. Fuller
					                          	President and Chief Executive
                                         Officer



DATE:  August 2, 1996              /s/ Mark D. Bedard
			                          			______________________________
                                       Mark D. Bedard
					                          	Treasurer and Chief Financial
                                         Officer