Form 10-Q
period 1996-12-31
SMITHFIELD COMPANIES INC
filed 1997-02-11
CIK 835342

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended December 31, 1996

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

Common Stock, no par or stated value--1,217,549 shares as of February 5, 1997







                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--December 31, 1996
  and March 31, 1996

  Condensed consolidated statements of income--Three months ended December 31, 1996 and 1995; Nine months ended
  December 31, 1996 and 1995

  Condensed consolidated statements of cash flows--Nine months ended December 31, 1996 and 1995

  Notes to condensed consolidated financial statements--
  December 31, 1996

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES













PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                          December 31      March 31
                                             1996            1996
                                          (unaudited)       (Note)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $ 8,004,317    $ 9,934,130
  Receivables, less allowances
    of $69,000 and $64,000                  2,730,807        990,968
  Inventories                               1,946,917      2,639,458
  Prepaid expenses and other                   98,650         65,009
  Deferred income taxes                       135,000        135,000
                                          -----------    -----------
                 TOTAL CURRENT ASSETS      12,915,691     13,764,565

PROPERTY, PLANT AND EQUIPMENT               6,262,871      6,023,350
  less allowances for depreciation          3,179,235      2,923,577
                                          -----------    -----------
                                            3,083,636      3,099,773
OTHER ASSETS                                  756,526        814,389
                                           ----------    -----------
                                          $16,755,853    $17,678,727
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        $ 1,197,378    $   447,043
  Other current liabilities                 1,261,386      1,337,230
                                          -----------    -----------
           TOTAL CURRENT LIABILITIES        2,458,764      1,784,273

SHAREHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 1,217,549
    shares and 1,416,160 shares             3,007,611      5,220,445
Retained earnings                          11,289,478     10,674,009
                                          -----------    -----------
                                           14,297,089     15,894,454
                                          -----------    -----------
                                          $16,755,853    $17,678,727
                                          ===========    ===========

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.


THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Three months ended      Nine months ended
                                  December 31             December 31
                                1996        1995        1996        1995

Net sales                    $7,880,430 $7,441,206  $15,908,172 $15,311,833
Cost of goods sold            5,281,419  4,758,742   10,603,569   9,642,113
                             ---------- ----------   ---------- -----------
                GROSS PROFIT  2,599,011  2,682,464    5,304,603   5,669,720
Other operating revenue          31,872     24,581       82,536      32,754
                             ---------- ----------   ---------- -----------
                              2,630,883  2,707,045    5,387,139   5,702,474
Selling, general and
administrative expenses       1,955,337  2,002,914    4,372,525   4,717,327
                             ---------- ----------   ---------- -----------
            OPERATING INCOME    675,546    704,131    1,014,614     985,147
Interest income, net             63,558     89,706      216,860     158,832
                             ---------- ----------   ---------- -----------
INCOME FROM CONTINUING OPER-
  ATIONS BEFORE INCOME TAXES    739,104    793,837    1,231,474   1,143,979

Income taxes                    269,000    279,000      406,000     407,000
                             ---------- ----------   ---------- -----------
      INCOME FROM CONTINUING
                  OPERATIONS    470,104    514,837      825,474     736,979
Discontinued operations
(net of income taxes):
Income from operations of
  Bunker Hill                        -          -            -      144,078
Gain on sale of Bunker Hill          -          -            -    1,699,155
                              --------- ----------   ---------- -----------
    INCOME FROM DISCONTINUED
                  OPERATIONS         -          -            -    1,843,233
                              --------- ----------   ---------- -----------
                  NET INCOME $  470,104 $  514,837   $  825,474 $ 2,580,212
                             ========== ==========   ========== ===========
Earnings per share:
  Continuing operations      $      .37 $      .36   $      .63 $       .51
  Discontinued operations            -          -            -         1.28
                             ---------- ----------   ---------- -----------
EARNINGS PER SHARE           $      .37 $      .36   $      .63 $      1.80
                             ========== ==========   ========== ===========
WEIGHTED AVERAGE
SHARES OUTSTANDING            1,257,366  1,423,753    1,306,268   1,436,672
                             ========== ==========   ========== ===========

See notes to condensed consolidated financial statements.

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Nine months ended December 31
                                                   1996          1995
OPERATING ACTIVITIES
  Net income                                   $  825,474    $2,580,212
  Income from discontinued operations                        (1,843,233)
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization               318,898       352,815
      (Gain)loss on disposal of
        property and equipment                     (5,240)       35,309
      Decrease in deferred taxes                                (15,000)
      Change in assets and liabilities:
        Trade receivables                      (1,739,839)   (2,109,481)
        Inventories                               692,541       667,118
        Prepaid expenses and other                (33,641)      (62,365)
        Accounts payable and other
          current liabilities                     674,491       912,526
        Other Assets                               14,868
                                               ----------    ----------
Net cash provided by continuing operations        747,552       517,901
Net cash provided by discontinued operations                    621,849
                                               ----------    ----------
                        NET CASH PROVIDED BY
                        OPERATING ACTIVITIES      747,552     1,139,750
INVESTING ACTIVITIES
  Proceeds from the sale of Bunker Hill                      11,969,760
  Expenses and income taxes related to
    the sale of Bunker Hill                                  (1,815,285)
  Purchase of intangible assets                                 (43,068)
  Purchase of property and equipment             (274,226)     (149,485)
  Proceeds from sale of property and
    equipment                                      19,700         7,000
                                               ----------    ----------
             NET CASH PROVIDED BY (USED IN)
                       INVESTING ACTIVITIES      (254,526)    9,968,922
FINANCING ACTIVITIES
  Proceeds from revolving line of credit                      2,000,000
  Principal payments on revolving line
    of credit and long-term debt                             (3,050,000)
  Cash dividends paid                            (210,005)     (215,844)
  Repurchase of common stock                   (2,212,834)     (458,934)
                                               ----------    ----------
                           NET CASH USED IN
                       FINANCING ACTIVITIES    (2,422,839)   (1,724,778)
                                               ----------    ----------
            NET INCREASE (DECREASE) IN CASH
                       AND CASH EQUIVALENTS    (1,929,813)    9,383,894
Cash and cash equivalents at
  beginning of year                             9,934,130       318,101
                             CASH AND CASH     ----------    ----------
              EQUIVALENTS AT END OF PERIOD     $8,004,317    $9,701,995
                                               ==========    ==========

See notes to condensed consolidated financial statements.

THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 1996


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                             December 31, 1996     March 31, 1996

  Finished Goods            		   $1,177,692          $1,244,061
  Production Materials:
    Meats                           357,160             986,548
    Other Ingredients               105,213              92,350
    Packing Materials               306,852             316,499
                                 ----------          ----------
	  					                         $1,946,917          $2,639,458
                                 ==========          ==========

NOTE C--SALE OF THE ASSETS OF BUNKER HILL

On August 23, 1995, the Company sold most of the assets of its Bunker Hill division to Castleberry/Snow's Brands, Inc. All results of operations for periods prior to the sale have been restated to present the Company's former Bunker Hill division as a discontinued operation.

NOTE D--SHAREHOLDERS' EQUITY

During the nine months ended December 31, 1996 the Company purchased and retired 198,611 shares of its Common Stock at a cost of $2,212,834.

NOTE E--SUBSEQUENT EVENT

On February 4, 1997, the Company signed a definitive agreement to purchase the frozen barbeque and chili product lines from Doughtie's Foods, Inc. These product lines are marketed primarily to the foodservice trade. The operations will be moved to the Company's plant in Smithfield, Virginia and will add approximately $3,000,000 in sales. The purchase of the related assets will be funded by the Company's short-term investments and will not have a material effect on the Company's financial position. The transaction id expected to be consummated prior to March 31, 1997.

THE SMITHFIELD COMPANIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

The Company produces and markets a wide range of branded food products primarily to the retail grocery, foodservice and gourmet food industries.
The Company also markets its products through direct mail and its own retail outlets. The Company's business is somewhat seasonal with its direct mail and gourmet food operations having disproportionate sales during the Christmas season. This traditionally makes the Company's third quarter sales and income the highest of the fiscal year.

Results of Continuing Operations

Net sales from continuing operations for the three months ended December 31, 1996 increased 5.9% to $7,880,430 compared to $7,441,206 for the three months ended December 31, 1995. Net sales from continuing operations for the nine months ended December 31, 1996 increased 3.9% to $15,908,172 compared to $15,311,833 for the nine months ended December 31, 1995.

Gross profit margins for the three and nine months ended December 31, 1996 decreased compared to the prior year. The lower margins are due to increased pork prices.

Selling, general and administrative expenses decreased 2.4% and 7.3% during the three and nine months ended December 31, 1996, respectively, compared to the prior year. A planned reduction in selling expenses and tighter expense controls helped contribute to these lower expenses.

The reduction in net interest income during the three months ended December 31, 1996 is due to the use of funds to purchase approximately 200,000 shares of the Company's stock. The increase in net interest income during the nine months ended December 31, 1996 compared to the prior year is the result of extinguishing the Company's revolving credit loan and investing the remaining proceeds of the sale of Bunker Hill into highly liquid debt instruments.

Liquidity and Capital Resources

On August 23, 1995 the Company sold its Bunker Hill division to Castleberry/Snow's Brands, Inc. After the payment of expenses and income taxes the Company received net proceeds of approximately $10,150,000. The Company repaid its outstanding revolving credit loan and invested much of the remaining proceeds in short-term highly liquid debt instruments. On December 31, 1996, approximately $7.8 million was invested.

On February 4, 1997, the Company signed a definitive agreement to purchase the frozen barbeque and chili product lines from Doughties's Foods, Inc. The purchase will be completely funded with a portion of the Company's short-term debt instruments. The overall purchase price will not have a material effect on the Company's financial position.

As of December 31, 1996, the Company had all of its $10 million line of credit loan available.

The Company traditionally increases inventory during the first six months of its fiscal year to meet the increased demand for its products during the Christmas season. The Company finances the increase in inventory through its operating cash flow and the use of some of its short-term investments.


PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a.)  27.  Financial Data Schedule

b.) The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.





SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          						THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:  February  7, 1997        /s/ Richard S. Fuller
					                          	______________________________
                                    Richard S. Fuller
						                           President and Chief Executive
                                         Officer



DATE:  February  7, 1997            /s/ Mark D. Bedard
                         						______________________________
                                        Mark D. Bedard
						                         Treasurer and Chief Financial
                                         Officer