Form 10-K
period 1997-03-31
SMITHFIELD COMPANIES INC
filed 1997-06-25
CIK 835342

SECURITIES AND EXCHANGE COMMISSION
				     Washington, D. C.  20549

				   	      FORM 10-K

		     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			       THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended          Commission File Number
              March 31, 1997                           0-17084

                        THE SMITHFIELD COMPANIES, INC.
            (Exact name of Registrant as specified in its charter)
               Virginia                               54-1167160
            (State or other jurisdic-               (I.R.S. Employer
             tion of incorporation)                  Identification No.)

            311 County Street, Portsmouth, VA                23704
           (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number including area code:(757) 399-3100

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

The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices on
June 6, 1997:   $6,038,824

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of June 6, 1997 was 1,190,049 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended March 31, 1997 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders meeting are incorporated by reference into Part III.


 PART I



ITEM 1.   BUSINESS

General

	Through its operating units, The Smithfield Companies, Inc. ("the Company")
produces and markets a wide range of branded food products to the retail grocery and food service industries.  The Company has the legal right through two of its units (Smithfield Ham and Joyner) to label certain of its aged, dry cured hams as genuine "Smithfield" hams, a term that can be used by only two other companies.  The use of this term is protected by the laws of the
Commonwealth of Virginia and enforced by the United States Department of
Agriculture.

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


The Smithfield Ham and Products Co., Inc.

     	Founded in 1917 as a specialty food producer emphasizing genuine "Smithfield" hams, Smithfield Ham has evolved from a cured meat producer and meat canner to become primarily a producer of frozen barbecues and chilies for the food service and retail grocery industries. Smithfield Ham began producing frozen barbeques in 1985 primarily for the food service industry. On February 28, 1997, Smithfield Ham acquired the frozen barbecue and chili product lines of Doughtie's Foods, Inc. The operations have been integrated into the Company's plant in Smithfield, Virginia and will add approximately $3,000,000 in annual sales. The frozen line accounted for 73% of the unit's sales during the current year and includes pork, chicken and beef barbeques and frozen chili. The frozen line is marketed under the "James River", "Smitty Pig", "Virginia's Choice" and "Doughtie" brands primarily in the Mid-Atlantic states. Management believes the frozen products have significant growth potential.

	Smithfield Ham produces and markets barbeque sauces in plastic and glass containers and portion control packets for both the food service and retail grocery industries. It also markets horseradish sauces, deviled meat spreads, canned barbeques, country hams and genuine "Smithfield" hams under the "Amber" brand. 19% of Smithfield Ham's sales is composed of cured hams, honey glazed hams, canned meat products and meat spreads in glass containers marketed under the following brands: "James River", "Princess Anne" and "Amber". These products are sold in the Mid-Atlantic states to retail grocery accounts and, jointly with Joyner, by direct mail through seasonal consumer catalogs.

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

     	Joyner's business is highly seasonal, concentrated during the Thanks-giving and Christmas holiday period. As a result, the third fiscal quarter accounted for 47% of Joyner's annual sales.


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

     	Pruden markets its country meats primarily in Virginia and North Carolina under the "Peanut City" and "Pruden" brands. It also exports hams and shoulders to the Caribbean under its own and private label brands. Pruden's top ten customers account for approximately 72% of its sales.

     	Pruden's business is highly seasonal, concentrated during the Thanks-giving and Christmas holiday period. As a result, the third fiscal quarter accounted for 44% of its annual sales.

     	Pruden was acquired in 1986 by the Company. The plant is located in Suffolk, Virginia.

Williamsburg Foods, Inc./The Peanut Shop, Inc.

     	These two subsidiaries are operated as one unit of the Company and involve a manufacturing facility which operates as Williamsburg Foods, Inc. and four retail stores, which trade as "The Peanut Shop".

     	The manufacturing facility processes high quality extra large Virginia peanuts and premium cashews, which it packs in vacuum sealed tins and other containers for its own retail store, for sale to other retailers, and for direct marketing to consumers through its seasonal retail catalogs. In addition, Williamsburg also packs, under its label, other specialty products such as pistachios, cashews and soups, and purchases for resale related peanut products, including candy and peanut butter. All of these products are marketed under "The Peanut Shop of Williamsburg" label to specialty customers throughout the country.

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

     	Williamsburg Foods, Inc. and The Peanut Shop, Inc. were acquired in late 1986. The manufacturing facility is located near Williamsburg in James City County, Virginia.

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

     	At Smithfield Ham, an executive supervises four sales executives and a network of regional brokers. Smithfield Ham utilizes volume discounts and co-op advertising to promote its products. Products are distributed by its fleet of three trucks but many customers use their own trucks to pick up Smithfield Ham products. The unit does no media advertising except related to its direct marketing (catalog) business, where direct consumer response ads are placed in selected national and regional magazines.

	     At Joyner, the general manager and the sales manager are responsible for all food service and retail grocery accounts and supervision of a small group of brokers around the country. Located within one mile of each other, Joyner and Smithfield Ham share the same delivery fleet of three trucks for Virginia deliveries and generally use common carrier or customer pickup for sales outside Virginia.

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

Raw Materials

     	One of the Company's primary raw materials consist of fresh and frozen pork products purchased domestically or imported. Should increases in the cost of raw materials occur, the Company may not be able to pass such increases through to its customers. The Company has a number of suppliers throughout the United States and Canada and has not experienced any difficulty in obtaining adequate supplies of its raw materials.

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

Employees

	     As of March 31, 1997, the Company had approximately 89 full-time employees and 89 part-time employees.  During the peak holiday period from September through December, the Company typically has employed up to an additional 50 seasonal employees.  All hourly, non-clerical employees at Pruden are represented by Local 25/65 of the United Auto Workers Union.  The collective bargaining agreement expires on May 1, 1998.  At Smithfield Ham and Joyner, all hourly, non-clerical employees are represented by Local 1046 affiliated with the Laborers' International Union of North America, AFL-CIO, and are in
the second year of a three year contract.  All other units are non-union.
Virginia is a right-to-work state.

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


ITEM 2.  PROPERTIES

      The Smithfield Ham plant is located on seven acres in Smithfield, Virginia. The office and manufacturing facilities have a total of 41,012 square feet. The Joyner facility with 30,714 square feet on three acres is also located in Smithfield. Pruden occupies a 32,127 square foot facility on three acres in Suffolk, Virginia. Williamsburg occupies a 20,000 square foot facility on 1.5 acres in James City County, Virginia. The Company also owns an office building with approximately 13,000 square feet of leasable space. The Company occupies approximately 3,000 square feet and the remaining portion is available for lease. The Company also owns equipment and vehicles used in its operations. The Company owns all of its property free of any liens or encumbrances. In addition to this property the Company has operating leases for each of its retail operations. Commitments associated with these leases are disclosed in Note I to the Company's consolidated financial statements and is incorporated herein by reference.

     	All of the Company's facilities have access to municipal sewer systems. Management believes that the sewage treatment facilities available to the Company are and will continue to be adequate.

     	The Company believes its facilities and equipment are generally well maintained and have a capacity adequate for the Company's current needs.


ITEM 3.  LEGAL PROCEEDINGS

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDERS MATTERS

     	   Common Stock Market Prices and Dividends on the inside back cover of the annual shareholders report for the year ended March 31, 1997
    	    is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     	   Selected Financial Data on page 3 of the annual shareholders report for the year ended March 31, 1997 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     	   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 4 and 5 of the annual shareholders report for the year ended March 31, 1997 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The report of Coopers & Lybrand L.L.P., independent auditors, and the consolidated Financial Statements included on pages 6 through
	    	   15 of the annual shareholders report for the year ended March 31,
         1997 are incorporated herein by reference.

     	   Quarterly Results of Operations on page 16 of the annual shareholders report for the year ended March 31, 1997 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained on pages 3 and 4 in the Company's proxy statement dated June 24, 1997, with respect to directors of the Company, is incorporated herein by reference in response to this item. The information contained on page 16 of the annual shareholders report for the year ended March 31, 1997 with respect to executive officers, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained on pages 6 and 7 in the Company's proxy statement dated June 24, 1997 with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained on pages 2 and 3 in the Company's proxy statement dated June 24, 1997 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained on pages 4 and 5 in the Company's proxy statement dated June 24, 1997 with respect to certain relationships and related transactions, is incorporated herein by reference to this item.


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

      10.2 Employment Agreements, dated June 7, 1988, with Richard
     	     S. Fuller, Peter D. Pruden, III. Filed August 9, 1988, as
           Exhibit 10.2 to the Registrant's Form S-1, and incorporated herein by reference.

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

(b)  Reports filed on Form 8-K for the quarter ended March 31, 1997--None

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

  S/ James L. Cresimore      Chairman of the Board  June 24, 1997
  James L. Cresimore

  S/ Richard S. Fuller       President and Chief    June 24, 1997
  Richard S. Fuller          Executive Officer
                             (Principal Executive
                             Officer)

  S/ Peter D. Pruden, III    Executive Vice         June 24, 1997
  Peter D. Pruden, III       President, Secretary
                             and Director

  S/ Mark D. Bedard          Treasurer and Chief    June 24, 1997
  Mark D. Bedard             Financial Officer
                             (Principal Financial
                             Officer and Principal
                             Accounting Officer)

  S/ Bernard C. Baldwin,III  Director               June 24, 1997
  Bernard C. Baldwin, III


  S/ Edward Acree            Director               June 24, 1997
  Edward Acree


  S/ Frank H. Buhler         Director               June 24, 1997
  Frank H. Buhler




















ANNUAL REPORT ON FORM 10-K

ITEM 14 (a) (1) AND (2), (c) AND (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MARCH 31, 1997

THE SMITHFIELD COMPANIES, INC.

PORTSMOUTH, VIRGINIA




FORM 10-K--ITEM 14 (a) (1) AND (2)

THE SMITHFIELD COMPANIES, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of The Smithfield Companies, Inc. and subsidiaries, included in the annual report of the Registrant to its shareholders for the year ended March 31, 1997, are incorporated by reference in Item 8:

     Consolidated balance sheets--March 31, 1997 and 1996

     Consolidated statements of income--Years ended
     March 31, 1997, 1996 and 1995

     Consolidated statements of cash flows--Years ended March 31, 1997, 1996 and 1995

     Notes to consolidated financial statements--March 31, 1997

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

Year ended March 31, 1997:
 Deducted from
 asset accounts:
  Allowance for
  doubtful accounts     $64,000      $35,400              $38,400      $61,000
                        =======      =======              =======      =======

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


REPORT OF INDEPENDENT ACCOUNTANTS



Shareholders and Board of Directors
The Smithfield Companies, Inc.

Our report on the consolidated financial statements of The Smithfield Companies, Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 15 of the 1997 Annual Report to Shareholders of The Smithfield Companies, Inc. and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in item 14 (a)(1) & (2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                            s/ Coopers & Lybrand L.L.P.
                                            Coopers & Lybrand L.L.P.

Virginia Beach, Virginia
May 23, 1997


                 REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
The Smithfield Companies, Inc.

We have audited the accompanying consolidated statement of income and cash flows for the year ended March 31, 1995 of The Smithfield Companies, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated statement of income and cash flows referred to above presents fairly, in all material respects, the financial position of The Smithfield Companies, Inc. for the year ended March 31, 1995, in conformity with generally accepted accounting principles.


                                         s/Ernst & Young LLP
                                         ERNST & YOUNG LLP

Vienna, Virginia
May 24, 1995