Form 10-Q
period 1997-06-30
SMITHFIELD COMPANIES INC
filed 1997-08-14
CIK 835342

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended: June 30, 1997

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

Common Stock, no par or stated value--1,185,549 shares as of August 1, 1997







                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--June 30, 1997
  and March 31, 1997

  Condensed consolidated statements of income--Three months ended June 30, 1997 and 1996

  Condensed consolidated statements of cash flows--Three months ended June 30, 1997 and 1996

  Notes to condensed consolidated financial statements--
  June 30, 1997

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

















PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                            June 30        March 31
                                             1997            1997
                                          (unaudited)       (Note)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $ 5,566,786    $ 6,660,759
  Receivables, less allowances
    of $64,000 and $61,000                  1,501,936      1,551,383
  Inventories                               4,041,177      2,940,805
  Prepaid expenses and other                   87,770         71,382
  Deferred income taxes                       130,000        130,000
                                          -----------    -----------
                 TOTAL CURRENT ASSETS      11,327,669     11,354,329

PROPERTY, PLANT AND EQUIPMENT               6,564,010      6,651,308
  less allowances for depreciation          3,208,008      3,137,314
                                          -----------    -----------
                                            3,356,002      3,513,994
OTHER ASSETS                                1,043,071      1,040,332
                                          -----------    -----------
                                          $15,726,742    $15,908,655
                                          ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        $   756,410    $   676,059
  Other current liabilities                   883,383        923,018
                                          -----------    -----------
           TOTAL CURRENT LIABILITIES        1,639,793      1,599,077

SHAREHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 1,185,549
    shares and 1,217,549 shares             2,659,611      3,007,611
  Retained earnings                        11,427,338     11,301,967
                                          -----------    -----------
                                           14,086,949     14,309,578
                                          -----------    -----------
                                          $15,726,742    $15,908,655
                                          ===========    ===========

Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.





THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                        Three months ended June 30
                                           1997             1996

Net sales                               $4,486,831       $3,446,998
Cost of goods sold                       2,951,986        2,109,205
                                        ----------       ----------
                       GROSS PROFIT      1,534,845        1,337,793
Other operating revenue                     18,149           13,252
                                        ----------       ----------
                                         1,552,994        1,351,045
Selling, general and
  administrative expenses                1,335,887        1,192,955
                                        ----------       ----------
                   OPERATING INCOME        217,107          158,090
Interest income, net                        62,566           88,162
                                        ----------       ----------
       		       INCOME BEFORE
                       INCOME TAXES        279,673          246,252

Income taxes                                82,000           64,000
                                        ----------       ----------

                         NET INCOME     $  197,673       $  182,252
                                        ==========       ==========

                 EARNINGS PER SHARE     $      .16       $      .13
                                        ==========       ==========

                   WEIGHTED AVERAGE
                 SHARES OUTSTANDING      1,203,236        1,383,942
                                        ==========       ==========

See notes to condensed consolidated financial statements.




THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Three months ended June 30
                                                   1997          1996
OPERATING ACTIVITIES
  Net income                                   $  197,673    $  182,252
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization               121,117       109,274
      Change in assets and liabilities:
        Trade receivables                          49,447        34,753
        Inventories                              (972,620)     (916,514)
        Prepaid expenses and other                (16,388)      (14,758)
        Accounts payable and other
          current liabilities                      25,287       412,212
                                               ----------    ----------
                           NET CASH USED IN
                       OPERATING ACTIVITIES      (595,484)     (192,781)
INVESTING ACTIVITIES
  Acquisition:
    Intangible assets                             (22,235)
    Inventories                                  (127,752)
    Equipment                                     (50,050)
  Purchase of property and equipment              (95,067)      (57,256)
  Proceeds from sale of property and
    equipment                                     216,917
                                               ----------    ----------
                           NET CASH USED IN
                       INVESTING ACTIVITIES       (78,187)      (57,256)
FINANCING ACTIVITIES
  Cash dividends paid                             (72,302)      (69,808)
  Repurchase of common stock                     (348,000)   (1,507,888)
                                               ----------    ----------
                           NET CASH USED IN
                       FINANCING ACTIVITIES      (420,302)   (1,577,696)
                                               ----------    ----------
                       NET DECREASE IN CASH
                       AND CASH EQUIVALENTS    (1,093,973)   (1,827,733)
Cash and cash equivalents at
  beginning of period                           6,660,759     9,934,130
                                               ----------    ----------
                              CASH AND CASH
               EQUIVALENTS AT END OF PERIOD    $5,566,786    $8,106,397
                                               ==========    ==========

See notes to condensed consolidated financial statements.




THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 is not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This standard is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect that SFAS No. 128 will have a material impact on the earnings per share computation.


NOTE B--INVENTORIES

The components of inventory consist of the following:

                                June 30, 1997      March 31, 1997

  Finished Goods            		   $2,019,943          $1,393,147
  Production Materials:
    Meats                         1,388,871           1,073,585
    Other Ingredients               196,650             138,437
    Packing Materials               435,713             335,636
                                 ----------          ----------
	  			                      		   $4,041,177          $2,940,805
                                 ==========          ==========

THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-
  (continued)

June 30, 1997

NOTE C--ACQUISITION

On May 21, 1997 the Company purchased the Summer Garden brand of salad dressings and Kitchen del Sol brand of specialty rices and grains from Chanterelle Foods, Inc. These high quality product lines are marketed and sold to the fancy food trade nationally. The purchase price for the brand names, equipment and inventories was approximately $200,000.

NOTE D--SHAREHOLDERS' EQUITY

During the three months ended June 30, 1997 the Company purchased and retired 32,000 shares of its Common Stock at a cost of $348,000.

NOTE E--SUBSEQUENT EVENT

Because of the termination of its retail lease and the fact that the business was no longer compatible with our strategy as a manufacturer and marketer of specialty food products, the Company sold the operations of The New Orleans School of Cooking on July 22, 1997. This sale will not have a material impact on the overall operations of the Company.


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

Results of Operations

Net sales for the three months ended June 30, 1997 were $4,486,831 compared to $3,446,998 for the three months ended June 30, 1996. The sharp improvement in sales is due primarily due to the acquisition of certain product lines acquired from Doughtie's Foods, Inc. Gross profit for the three months ended June 30, 1997 decreased to 34.2% compared to 38.8% for the three months ended June 30, 1996. The lower margin is due to product mix as a result of the Doughtie's acquisition.

Selling, general and administrative expenses increased 12.0% during the three months ended June 30, 1997 to $1,335,887 from $1,192,955 for the three months ended June 30, 1996. The increase was in selling expenses as a result of the increased sales.

The decrease in interest income is the result of the use of cash in the Doughtie's' acquisition and the purchase and retirement of 32,000 shares of the Company's Common Stock.

Income tax rates are lower than statutory rates because of interest income from tax-exempt municipal bond funds.

Liquidity and Capital Resources

At June 30, 1997, the Company had approximately $5.5 million invested in short-term highly liquid debt instruments compared to approximately $6.5 million at June 30, 1996. The decrease is primarily the result of increased inventories which is typical during this time of year. Other significant uses of cash during the quarter was the purchase of 32,000 shares of the Company's Common Stock and the acquisition of the Summer Garden and Kitchen del Sol specialty food brands.

Because of the termination of our retail lease and the fact that the business was no longer compatible with the Company's strategy as a manufacturer and marketer of specialty food products, the decision was made to sell the operations of The New Orleans School of Cooking. The sale was completed on July 22, 1997. No significant gain or loss will occur from this transaction. The proceeds from the sale, as well as the impact on future operations, will not have a material impact on the Company.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

The Company believes its liquidity and capital resources to be excellent. Current cash flows and available funds are sufficient to satisfy existing cash requirements. At June 30, 1997, the Company's only debt consisted of accounts payable and accrued expenses.

The Company will continue its strategy of looking for growth through acquisitions in higher margin segments of the food industry. Having a significant amount of cash on hand as well as available funds on its line of credit, the Company believes it is in an excellent position to invest in assets which will increase shareholder value over time.

As of June 30, 1997, the Company had all of its $10 million line of credit loan available.

The Company traditionally increases inventory during the first six months of its fiscal year to meet the increased demand for its products during the Christmas season. The Company is financing the increase in inventory through its operating cash flow and the use of some of its short-term securities.



PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a.)	27.  Financial Data Schedule

b.) The Company did not file any reports on Form 8-K during the 	three
    months ended June 30, 1997.















SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          						THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:  August 8, 1997             /s/ Richard S. Fuller
                         						______________________________
                                      Richard S. Fuller
						President and Chief Executive
                                         Officer



DATE:  August 8, 1997                 /s/ Mark D. Bedard
						                         ______________________________
                                         Mark D. Bedard
                          						Treasurer and Chief Financial
                                             Officer