Form 10-Q
period 1997-09-30
SMITHFIELD COMPANIES INC
filed 1997-11-14
CIK 835342

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended September 30, 1997

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

Common Stock, no par or stated value--1,177,549 shares as of November 4, 1997







                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--September 30, 1997
  and March 31, 1997

  Condensed consolidated statements of income--Three months ended September 30, 1997 and 1996; Six months ended
  September 30, 1997 and 1996

  Condensed consolidated statements of cash flows--Six months ended September 30, 1997 and 1996

  Notes to condensed consolidated financial statements--
  September 30, 1997

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES













PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                         September 30     March 31
                                             1997           1997
                                          (unaudited)      (Note)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $ 5,240,770   $ 6,660,759
  Receivables, less allowances
    of $63,000 and $61,000                  1,622,842     1,551,383
  Inventories                               4,649,450     2,940,805
  Prepaid expenses and other                  129,746        71,382
  Deferred income taxes                       130,000       130,000
                                          -----------   -----------
                  TOTAL CURRENT ASSETS     11,772,808    11,354,329

PROPERTY, PLANT AND EQUIPMENT               6,334,730     6,651,308
  less accumulated depreciation             3,076,516     3,137,314
                                          -----------   -----------
                                            3,258,214     3,513,994
OTHER ASSETS                                  820,246     1,040,332
                                          -----------   -----------

                                          $15,851,268   $15,908,655
                                          ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                        $   943,901   $   676,059
  Other current liabilities                   778,636       923,018
                                          -----------   -----------
            TOTAL CURRENT LIABILITIES       1,722,537     1,599,077


SHAREHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 1,178,049
    shares and 1,217,549 shares             2,578,049     3,007,611
  Retained earnings                        11,550,682    11,301,967
                                          -----------   -----------
                                           14,128,731    14,309,578
                                          -----------   -----------

                                          $15,851,268   $15,908,655
                                          ===========   ===========

Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.


  THE SMITHFIELD COMPANIES, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Three months ended      Six months ended
                                  September 30           September 30
                                1997       1996        1997       1996

  Net sales                  $4,770,991 $4,580,744  $9,257,822 $8,027,742
  Cost of goods sold          3,359,726  3,212,945   6,311,712  5,322,150
                             ---------- ----------  ---------- ----------

                GROSS PROFIT  1,411,265  1,367,799   2,946,110  2,705,592
  Other operating revenue        52,137     37,412      70,286     50,664
                             ---------- ----------  ---------- ----------

                              1,463,402  1,405,211   3,016,396  2,756,256
  Selling, general and
  administrative expenses     1,235,805  1,224,233   2,571,692  2,417,188
                             ---------- ----------  ---------- ----------

            OPERATING INCOME    227,597    180,978     444,704    339,068
  Interest income, net           52,430     65,140     114,996    153,302
                             ---------- ----------  ---------- ----------
               INCOME BEFORE
                INCOME TAXES    280,027    246,118     559,700    492,370

  Income taxes                   86,000     73,000     168,000    137,000
                             ---------- ----------  ---------- ----------

                  NET INCOME $  194,027 $  173,118  $  391,700 $  355,370
                             ========== ==========  ========== ==========

          EARNINGS PER SHARE $      .16 $      .14  $      .33 $      .27
    	                        ========== ==========  ========== ==========
            WEIGHTED AVERAGE
          SHARES OUTSTANDING  1,180,902  1,278,339   1,192,008  1,330,852
                             ========== ==========  ========== ==========

  See notes to condensed consolidated financial statements.

  THE SMITHFIELD COMPANIES, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Six months ended September 30
                                                   1997          1996
  OPERATING ACTIVITIES
    Net income                                 $  391,700    $  355,370
    Adjustments to reconcile net
      income to net cash used in
      operating activities:
        Depreciation and amortization             232,783       215,342
        Gain on disposal of property
          and equipment                            (3,972)
        Change in assets and liabilities:
          Trade receivables                       (71,459)     (516,157)
          Inventories                          (1,641,225)   (1,361,256)
          Prepaid expenses and other              (58,364)      (80,033)
          Accounts payable and other
            current liabilities                   217,770       (27,785)
          Other Assets                              2,100        14,568
                                               ----------    ----------
                            NET CASH USED IN
                        OPERATING ACTIVITIES     (930,667)   (1,399,951)

  INVESTING ACTIVITIES
    Proceeds from the sale of New Orleans         205,332
    Acquisition:
      Intangible assets                           (22,235)
      Inventories                                (127,752)
      Equipment                                   (50,050)
    Purchase of property and equipment           (154,987)      (62,759)
    Proceeds from sale of property and
      equipment                                   232,917
                                               ----------    ----------
              NET CASH PROVIDED BY (USED IN)
                        INVESTING ACTIVITIES       83,225       (62,759)
  FINANCING ACTIVITIES
    Cash dividends paid                          (142,985)     (133,856)
    Repurchase of common stock                   (429,562)   (1,555,846)
                            NET CASH USED IN   ----------    ----------
                        FINANCING ACTIVITIES     (572,547)   (1,689,702)
                                               ----------    ----------
                        NET DECREASE IN CASH
                        AND CASH EQUIVALENTS   (1,419,989)   (3,152,412)
  Cash and cash equivalents at
    beginning of year                           6,660,759     9,934,130
                                               ----------    ----------
                               CASH AND CASH
                EQUIVALENTS AT END OF PERIOD   $5,240,770    $6,781,718
                                               ==========    ==========

  See notes to condensed consolidated financial statements.


THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1997


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial statements have been included. Operating results for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This standard is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect that SFAS No. 128 will have a material impact on the earnings per share computation.

In August 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information." These standards are effective for financial statements issued for periods beginning after December 15, 1997. Adoption of SFAS No. 130 and 131 will not have a material effect on the financial condition or results of operations of the Company.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                             September 30, 1997    March 31, 1997

  Finished Goods            		   $2,693,400          $1,393,147
  Production Materials:
    Meats                         1,297,492           1,073,585
    Other Ingredients               203,243             138,437
    Packing Materials               455,315             335,636
                                 ----------          ----------
	  					                         $4,649,450          $2,940,805
                                 ==========          ==========

THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-
  (continued)

September 30, 1997

NOTE C--SALE OF THE ASSETS OF THE NEW ORLEANS UNIT

Because of the termination of its retail lease and the fact that the business was no longer compatible with our strategy as a manufacturer and marketer of specialty food products, the Company sold the operations of The New Orleans School of Cooking on July 22, 1997. The sale of this business did not have a material effect on income during the three months ended September 30, 1997.

NOTE D--ACQUISITION

On May 21, 1997 the Company purchased the Summer Garden brand of salad dressings and Kitchen del Sol brand of specialty rices and grains from Chanterelle Foods, Inc. These high quality product lines are marketed and sold to the fancy food trade nationally. The purchaser price for the brand names, equipment and inventories was approximately $200,000.

NOTE E--SHAREHOLDERS' EQUITY

During the six months ended September 30, 1997 the Company purchased and retired 39,500 shares of its Common Stock at a cost of $429,562. Subsequent to September 30, 1997 the Company purchased and retired an additional 500 shares of its Common Stock at a cost of $5,500.

NOTE F--SUBSEQUENT EVENT

On November 7, 1997 the Board of Directors approved a 100% stock dividend to all shareholders of record on January 5, 1998 to be distributed on January 30, 1998.



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

Results of Continuing Operations

Net sales for the three months ended September 30, 1997 increased 4.2% to $4,770,991 compared to $4,580,744 for the three months ended September 30, 1996. Net sales for the six months ended September 30, 1997 increased 15.3% to $9,257,822 compared to $8,027,742 for the six months ended September 30, 1996.

Gross profit for the three months ended September 30, 1997 decreased to 29.6% compared to 29.9% for the three months ended September 30, 1996. Lower pork prices helped offset lower gross profit margins due to the product mix as a result of the acquisition of certain product lines from Doughtie's Foods, Inc. on February 28, 1997. Year to date margins are lower because the first quarter did not benefit from lower pork prices.

Selling, general and administrative expenses increased 0.9% and 6.4% during the three and six months ended September 30, 1997 respectively, compared to the prior year. The increase was primarily attributable to increased selling expenses as a result of the increased sales.

The decrease in net interest income is the result of the use of cash in the Doughtie's and Summer Garden acquisitions and the purchase and retirement of 39,500 shares of the Company's Common Stock.

Income tax rates are lower than statutory rates because of interest from tax-exempt municipal bond funds.

Liquidity and Capital Resources

On September 30, 1997, the Company had approximately $5.2 million invested in short-term highly liquid debt instruments compared to approximately $6.5 million at March 31, 1997. The decrease is primarily the result of increased inventories which is typical during this time of year. Another significant use of cash was the purchase of 39,500 shares of the Company's Common Stock. Proceeds from the sale of The New Orleans School of Cooking was offset by the acquisition of the Summer Garden and Kitchen del Sol specialty food brands.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued

The Company believes its liquidity and capital resources to be excellent. Current cash flows and available funds are sufficient to satisfy existing cash requirements. At September 30, 1997, the Company's only debt consisted of accounts payable and accrued expenses.

The Company will continue its strategy of looking for growth through acquisitions in higher margin segments of the food industry. Having a significant amount of cash on hand as well as available funds on its line of credit, the Company believes it is in an excellent position to invest in assets which will increase shareholder value over time.

As of September 30, 1997, the Company had all of its $10 million line of credit loan available.

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

b.) The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.
























SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:  November 10, 1997        /s/ Richard S. Fuller
                     						 ______________________________
                                    Richard S. Fuller
					                      	President and Chief Executive
                                        Officer



DATE:  November 10, 1997       /s/ Mark D. Bedard
                      						______________________________
                                    Mark D. Bedard
						                      Treasurer and Chief Financial
                                        Officer