Form 10-Q
period 1997-12-31
SMITHFIELD COMPANIES INC
filed 1998-02-13
CIK 835342

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended December 31, 1997

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

Common Stock, no par or stated value--2,351,428 shares as of February 6, 1998







                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--December 31, 1997
  and March 31, 1997

  Condensed consolidated statements of income--Three months ended December 31, 1997 and 1996; Nine months ended
  December 31, 1997 and 1996

  Condensed consolidated statements of cash flows--Nine months ended December 31, 1997 and 1996

  Notes to condensed consolidated financial statements--
  December 31, 1997

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES













PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                          December 31      March 31
                                             1997            1997
                                          (unaudited)       (Note)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $ 7,685,915    $ 6,660,759
  Trade receivables, less allowances
    of $73,000 and $61,000                  2,394,417      1,551,383
  Inventories                               2,300,666      2,940,805
  Prepaid expenses and other                   62,281         71,382
  Deferred income taxes                       130,000        130,000
                                          -----------    -----------
                 TOTAL CURRENT ASSETS      12,573,279     11,354,329

PROPERTY AND EQUIPMENT                      6,448,511      6,651,308
  less accumulated depreciation             3,167,410      3,137,314
                                          -----------    -----------
                                            3,281,101      3,513,994
OTHER ASSETS                                  805,573      1,040,332
                                           ----------    -----------
                                          $16,659,953    $15,908,655
                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        $   949,816    $   676,059
  Other current liabilities                 1,072,769        923,018
                                          -----------    -----------
           TOTAL CURRENT LIABILITIES        2,022,585      1,599,077

STOCKHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 2,353,406
    shares and 2,435,098 shares             2,563,243      3,007,611
  Retained earnings                        12,074,125     11,301,967
                                          -----------    -----------
                                           14,637,368     14,309,578
                                          -----------    -----------
                                          $16,659,953    $15,908,655
                                          ===========    ===========

Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.


THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Three months ended      Nine months ended
                                  December 31             December 31
                                1997        1996        1997        1996

Net sales                    $7,924,109 $7,880,430  $17,181,931 $15,908,172
Cost of goods sold            5,299,907  5,281,419   11,611,619  10,603,569
                             ---------- ----------   ---------- -----------
                GROSS PROFIT  2,624,202  2,599,011    5,570,312   5,304,603
Other operating revenue          17,948     31,872       88,234      82,536
                             ---------- ----------   ---------- -----------
                              2,642,150  2,630,883    5,658,546   5,387,139
Selling, general and
administrative expenses       1,776,304  1,955,337    4,347,996   4,372,525
                             ---------- ----------   ---------- -----------
            OPERATING INCOME    865,846    675,546    1,310,550   1,014,614
Interest income, net             58,250     63,558      173,246     216,860
                             ---------- ----------   ---------- -----------
               INCOME BEFORE
                INCOME TAXES    924,096    739,104    1,483,796   1,231,474

Income taxes                    330,000    269,000      498,000     406,000
                             ---------- ----------   ---------- -----------

                  NET INCOME $  594,096 $  470,104   $  985,796 $   825,474
                             ========== ==========   ========== ===========

BASIC EARNINGS PER SHARE     $      .25 $      .19   $      .42 $       .32
                             ========== ==========   ========== ===========

DILUTED EARNINGS PER SHARE   $      .25 $      .18   $      .41 $       .31
                             ========== ==========   ========== ===========
WEIGHTED AVERAGE
SHARES OUTSTANDING--BASIC     2,354,792  2,514,732    2,374,240   2,612,536
                             ========== ==========   ========== ===========
WEIGHTED AVERAGE
SHARES OUTSTANDING--DILUTED   2,368,422  2,544,594    2,387,806   2,642,486
                             ========== ==========   ========== ===========


See notes to condensed consolidated financial statements.



THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Nine months ended December 31
                                                   1997          1996
OPERATING ACTIVITIES
  Net income                                   $  985,796    $  825,796
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization               337,450       318,898
      Gain on disposal of property
        and equipment                              (3,972)       (5,240)
      Change in assets and liabilities:
        Trade receivables                        (843,034)   (1,739,839)
        Inventories                               707,559       692,541
        Prepaid expenses and other                  9,101       (33,641)
        Accounts payable and other
          current liabilities                     517,818       674,491
                                               ----------    ----------
                        NET CASH PROVIDED BY
                        OPERATING ACTIVITIES    1,710,718       732,684

INVESTING ACTIVITIES
  Proceeds from the sale of New Orleans           205,332
  Acquisition:
    Intangible assets                             (22,235)
    Inventories                                  (127,752)
    Equipment                                     (50,050)
  Purchase of property and equipment             (268,768)     (274,226)
  Proceeds from sale of property and
    equipment                                     235,917        34,568
                                               ----------    ----------
                           NET CASH USED IN
                       INVESTING ACTIVITIES       (27,556)     (239,658)
FINANCING ACTIVITIES
  Cash dividends paid                            (213,638)     (210,005)
  Repurchase of common stock                     (444,368)   (2,212,834)
                                               ----------    ----------
                           NET CASH USED IN
                       FINANCING ACTIVITIES      (658,006)   (2,422,839)
                                               ----------    ----------
            NET INCREASE (DECREASE) IN CASH
                       AND CASH EQUIVALENTS     1,025,156    (1,929,813)
Cash and cash equivalents at
  beginning of year                             6,660,759     9,934,130
                                               ----------    ----------
                              CASH AND CASH
               EQUIVALENTS AT END OF PERIOD    $7,685,915    $8,004,317
                                               ==========    ==========

See notes to condensed consolidated financial statements.


THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 1997


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This standard is effective for financial statements issued for periods ending after December 15, 1997. The Company adopted this statement for the quarter ended December 31, 1997. All earnings per share amounts have been restated to comply with this statement. The difference in basic and diluted earnings per share is due to exercisable stock options.

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


NOTE B--INVENTORIES

The components of inventory consist of the following:

                             December 31, 1997     March 31, 1997

  Finished Goods            		   $1,492,991          $1,393,147
  Production Materials:
    Meats                           310,182           1,073,585
    Other Ingredients               170,327             138,437
    Packing Materials               327,166             335,636
                                 ----------          ----------
	  					                         $2,300,666          $2,940,805
                                 ==========          ==========

THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
Continued

December 31, 1997

NOTE C--SALE OF THE ASSETS OF THE NEW ORLEANS UNIT

Because of the termination of its retail lease and the fact that the business was no longer compatible with our strategy as a manufacturer and marketer of specialty food products, the Company sold the operations of The New Orleans School of Cooking on July 22, 1997. The sale of this business did not have a material effect on income during the nine months ended December 31, 1997.

NOTE D--ACQUISITION

On May 21, 1997 the Company purchased the Summer Garden brand of salad dressings and Kitchen del Sol brand of specialty rices and grains from Chanterelle Foods, Inc. These high quality product lines are marketed and sold to the fancy food trade nationally. The purchase price for the brand names, equipment and inventories was approximately $200,000.

NOTE E--SHAREHOLDERS' EQUITY

On November 7, 1997 the Board of Directors approved a 100% stock dividend to all shareholders of record on January 5, 1998. This dividend was distributed on January 30, 1998. Outstanding shares and earnings per share, for all reported periods, have been retroactively adjusted to account for this distribution.

During the nine months ended December 31, 1997 the Company purchased and retired 81,692 shares of its Common Stock at a cost of $444,368. Subsequent to December 31, 1997 the Company purchased and retired an additional 1,978 shares of its Common Stock at a cost of $11,374.


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

Results of Operations

Net sales for the three months ended December 31, 1997 increased marginally to $7,924,109 compared to $7,880,430 for the three months ended December 31, 1996. Net sales for the nine months ended December 31, 1997 increased 8.0% to $17,181,931 compared to $15,908,172 for the nine months ended December 31, 1996.

Gross profit margins for the three months ended December 31, 1997 increased slightly compared to the prior year. Higher margins for pork related products were offset by the loss of sales from The New Orleans School of Cooking which carried higher than average margins. Year to date margins are lower because the first quarter did not benefit from lower pork prices.

Selling, general and administrative expenses decreased 9.2% and 0.6% during the three and nine months ended December 31, 1997, respectively, compared to the prior year. This is primarily due to a reduction in general and administrative expenses attributable to the sale of The New Orleans School of Cooking in July 1997.

The decrease in net interest income is the result of the use of cash in the acquisition of certain product lines from Doughtie's Foods, Inc. on February 28, 1997 and the purchase and retirement of 81,692 shares of the Company's Common Stock.

Income tax rates are lower than statutory rates because of interest from tax-exempt municipal bond funds.





THE SMITHFIELD COMPANIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources


On December 31, 1997, the Company had approximately $7.5 million invested in short-term highly liquid debt instruments compared to approximately $6.5 million at March 31, 1997. The increase is primarily the result of net income during the period. Proceeds from the sale of The New Orleans School of Cooking was offset by the acquisition of the Summer Garden and Kitchen del Sol specialty food brands.

The Company believes its liquidity and capital resources to be excellent. Current cash flows and available funds are sufficient to satisfy existing cash requirements. At December 31, 1997, the Company's only debt consisted of accounts payable and accrued expenses.

The Company will continue its strategy of looking for growth through acquisitions in higher margin segments of the food industry. Having a significant amount of cash on hand as well as available funds on its line of credit, the Company believes it is in an excellent position to invest in assets which will increase shareholder value over time.

As of December 31, 1997, the Company had all of its $10 million line of credit loan available.

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

b.) The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.


























SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           						THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:  February 13, 1998        /s/ Richard S. Fuller
                         						______________________________
                                    Richard S. Fuller
				                          		President and Chief Executive
                                         Officer



DATE:  February 13, 1998       /s/ Mark D. Bedard
                         						______________________________
                                       Mark D. Bedard
					                          	Treasurer and Chief Financial
                                         Officer