Form 10-Q
period 1998-06-30
SMITHFIELD COMPANIES INC
filed 1998-08-11
CIK 835342

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended: June 30, 1998

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

Common Stock, no par or stated value--2,343,411 shares as of August 4, 1998







                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--June 30, 1998
  and March 31, 1998

  Condensed consolidated statements of income--Three months ended June 30, 1998 and 1997

  Condensed consolidated statements of cash flows--Three months ended June 30, 1998 and 1997

  Notes to condensed consolidated financial statements--
  June 30, 1998

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

















PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                            June 30        March 31
                                             1998            1998
                                          (unaudited)       (Note)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $ 6,820,296    $ 7,679,907
  Receivables, less allowances
    of $66,000 and $71,000                  1,242,796      1,258,593
  Inventories                               4,162,880      2,900,668
  Prepaid expenses and other                   65,067         50,460
  Deferred income taxes                       100,000        100,000
                                          -----------    -----------
                 TOTAL CURRENT ASSETS      12,391,039     11,989,628

PROPERTY, PLANT AND EQUIPMENT               6,543,880      6,456,964
  less allowances for depreciation          3,323,172      3,231,045
                                          -----------    -----------
                                            3,220,708      3,225,919
OTHER ASSETS                                  601,894        615,060
                                          -----------    -----------
                                          $16,213,641    $15,830,607
                                          ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        $   756,623    $   532,720
  Other current liabilities                   718,323        699,117
                                          -----------    -----------
           TOTAL CURRENT LIABILITIES        1,474,946      1,231,837

SHAREHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 2,343,411
    shares and 2,343,428 shares             2,503,767      2,503,869
  Retained earnings                        12,234,928     12,094,901
                                          -----------    -----------
                                           14,738,695     14,598,770
                                          -----------    -----------
                                          $16,213,641    $15,830,607
                                          ===========    ===========

Note: The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.





THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                        Three months ended June 30
                                           1998             1997

Net sales                               $3,786,514       $4,486,831
Cost of goods sold                       2,417,531        2,981,986
                                        ----------       ----------
                       GROSS PROFIT      1,368,983        1,534,845
Other operating revenue                     21,977           18,149
                                        ----------       ----------
                                         1,390,960        1,552,994
Selling, general and
  administrative expenses                1,169,687        1,335,887
                                        ----------       ----------
                   OPERATING INCOME        221,273          217,107
Interest income, net                        70,056           62,566
                                        ----------       ----------
       		       INCOME BEFORE
                       INCOME TAXES        291,329          279,673

Income taxes                                81,000           82,000
                                        ----------       ----------

                         NET INCOME     $  210,329       $  197,673
                                        ==========       ==========

           BASIC EARNINGS PER SHARE     $      .09       $      .08
                                        ==========       ==========

         DILUTED EARNINGS PER SHARE     $      .09       $      .08
                                        ==========       ==========
                   WEIGHTED AVERAGE
          SHARES OUTSTANDING--BASIC      2,343,412        2,406,472
                                        ==========       ==========
                   WEIGHTED AVERAGE
        SHARES OUTSTANDING--DILUTED      2,361,264        2,420,590
                                        ==========       ==========

See notes to condensed consolidated financial statements.




THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Three months ended June 30
                                                   1998          1997
OPERATING ACTIVITIES
  Net income                                   $  210,329    $  197,673
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization               105,293       121,117
      Changes in assets and liabilities:
        Trade receivables                          15,797        49,447
        Inventories                            (1,262,212)     (972,620)
        Prepaid expenses and other                (14,607)      (16,388)
        Accounts payable and other
          current liabilities                     243,109        25,287
                                               ----------    ----------
                           NET CASH USED IN
                       OPERATING ACTIVITIES      (702,291)     (595,484)
INVESTING ACTIVITIES
  Acquisition:
    Intangible assets                                           (22,235)
    Inventories                                                (127,752)
    Equipment                                                   (50,050)
  Purchase of property and equipment              (86,916)      (95,067)
  Proceeds from sale of property and
    equipment                                                   216,917
                                               ----------    ----------
                           NET CASH USED IN
                       INVESTING ACTIVITIES       (86,916)      (78,187)
FINANCING ACTIVITIES
  Cash dividends paid                             (70,302)      (72,302)
  Repurchase of common stock                         (102)     (348,000)
                                               ----------    ----------
                           NET CASH USED IN
                       FINANCING ACTIVITIES       (70,404)     (420,302)
                                               ----------    ----------
                       NET DECREASE IN CASH
                       AND CASH EQUIVALENTS      (859,611)   (1,093,973)
Cash and cash equivalents at
  beginning of period                           7,679,907     6,660,759
                                               ----------    ----------
                              CASH AND CASH
               EQUIVALENTS AT END OF PERIOD    $6,820,296    $5,566,786
                                               ==========    ==========

See notes to condensed consolidated financial statements.




THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 is not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

In August 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits." The Company adopted these statements for the quarter ended June 30, 1998. These statements did not have a material effect on the financial condition or results of operations of the Company.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for financial statements issued for years beginning after June 15, 1999. The Company does not expect that SFAS no. 133 will have a material effect on its financial condition or results of operations.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                                June 30, 1998      March 31, 1998

  Finished Goods                 $2,460,469          $1,265,440
  Production Materials:
    Meats                         1,058,869           1,101,861
    Other Ingredients               177,513             161,597
    Packing Materials               466,029             371,770
                                 ----------          ----------
	  		     	         $4,162,880          $2,900,668
                                 ==========          ==========

THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-
  (continued)

June 30, 1998

NOTE C--ACQUISITION

On April 22, 1998 the Company purchased the E. M. Todd Co. brand. Founded in 1779, Todd is America's oldest meatpacker and the original producer of the Smithfield Ham. The purchase price for the brand, equipment and inventories was nominal.



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

Results of Operations

Net sales for the three months ended June 30, 1998 were $3,786,514 compared to $4,486,831 for the three months ended June 30, 1997. Various factors contributed to the lower sales volume during the quarter. The largest reason for the decline is due to the sale of The New Orleans School of Cooking on July 22, 1997. In addition, lower dollar sales due to lower pork related selling prices and soft demand for some of the Company's frozen product lines further compounded the sales decline. Gross profit for the three months ended June 30, 1998 increased to 36.2% compared to 34.2% for the three months ended June 30, 1997. The higher margins were due to lower costs for pork related products.

Selling, general and administrative expenses (SG&A) decreased 12.4% during the three months ended June 30, 1998 to $1,169,687 from $1,335,887 for the three months ended June 30, 1997. Eliminating the expenses associated with The New Orleans School of Cooking in 1997, SG&A expenses would have increased less than 4%.

Income tax rates are lower than statutory rates because of interest income from tax-exempt municipal bond funds. 1998 income taxes were lower than 1997 because of greater tax-exempt interest income.

Liquidity and Capital Resources

At June 30, 1998, the Company had approximately $6.7 million invested in short-term highly liquid debt instruments. In addition, the Company has an unused $10 million line of credit loan with a bank bearing interest at the LIBOR market plus .50% which expires on March 19, 1999.

The Company believes its liquidity and capital resources to be excellent. Current cash flows and available funds are sufficient to satisfy existing cash requirements. At June 30, 1998 and March 31, 1998, the Company's only debt consisted of accounts payable and accrued expenses.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

During May 1998 the Company began construction on a 19,000 square foot frozen food processing plant in Smithfield to support barbecue, stews and chili product lines. Construction is expected to be completed by January 1999 at a total cost of approximately $2.4 million of which $1.8 million was committed under contract. The Company intends to use its short-term investments or obtain special use financing to fund the construction.

The Company will continue its strategy of looking for growth through acquisitions in higher margin segments of the food industry. Having a significant amount of cash on hand as well as available funds on its credit line, the Company believes it is in an excellent position to invest in assets which will increase shareholder value over time.

The Company traditionally increases inventory during the first six months of its fiscal year to meet the increased demand for its products during the Christmas season. The Company is financing the increase in inventory through its operating cash flow and the use of some of its short-term securities.

Year 2000 Compliance

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. Based upon its preliminary assessment, the Company believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. Year 2000 considerations may, however, impact vendors or financial institutions with which the Company has relationships, indirectly affecting the Company.

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a.)	27.  Financial Data Schedule

b.) The Company did not file any reports on Form 8-K during the 	three months
    ended June 30, 1998.









SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:  August 11, 1998           /s/ Richard S. Fuller
                           						______________________________
                                    Richard S. Fuller
					                              	President and Chief Executive
                                         Officer



DATE:  August 11, 1998          /s/ Mark D. Bedard
                          						______________________________
                                    Mark D. Bedard
				                              		Treasurer and Chief Financial
                                         Officer