Form 10-Q
period 1998-09-30
SMITHFIELD COMPANIES INC
filed 1998-11-13
CIK 835342

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended September 30, 1998

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

Common Stock, no par or stated value--2,343,375 shares as of November 6, 1998







                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--September 30, 1998
  and March 31, 1998

  Condensed consolidated statements of income--Three months ended September 30, 1998 and 1997; Six months ended
  September 30, 1998 and 1997

  Condensed consolidated statements of cash flows--Six months ended September 30, 1998 and 1997

  Notes to condensed consolidated financial statements--
  September 30, 1998

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES














PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                         September 30     March 31
                                             1998           1998
                                          (unaudited)      (Note)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $ 6,037,886   $ 7,679,907
  Receivables, less allowances
    of $63,000 and $71,000                  1,659,927     1,258,593
  Inventories                               3,765,347     2,900,668
  Prepaid expenses and other                  165,203        50,460
  Deferred income taxes                       100,000       100,000
                                          -----------   -----------
                  TOTAL CURRENT ASSETS     11,728,363    11,989,628

PROPERTY, PLANT AND EQUIPMENT               7,342,991     6,456,964
  less accumulated depreciation             3,387,934     3,231,045
                                          -----------   -----------
                                            3,955,057     3,225,919
OTHER ASSETS                                1,084,568       615,060
                                          -----------   -----------

                                          $16,767,988   $15,830,607
                                          ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                        $   742,997   $   532,720
  Other current liabilities                   929,400       699,117
                                          -----------   -----------
            TOTAL CURRENT LIABILITIES       1,672,397     1,231,837


SHAREHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 2,343,411
    shares and 2,343,428 shares             2,503,767     2,503,869
  Retained earnings                        12,591,824    12,094,901
                                          -----------   -----------
                                           15,095,591    14,598,770
                                          -----------   -----------

                                          $16,767,988   $15,830,607
                                          ===========   ===========

Note: The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.




  THE SMITHFIELD COMPANIES, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Three months ended      Six months ended
                                  September 30           September 30
                                1998       1997        1998       1997

  Net sales                  $6,122,059 $4,770,991  $9,908,573 $9,257,822
  Cost of goods sold          4,177,472  3,359,726   6,595,003  6,311,712
                             ---------- ----------  ---------- ----------

                GROSS PROFIT  1,944,587  1,411,265   3,313,570  2,946,110
  Other operating revenue        19,978     52,137      41,955     70,286
                             ---------- ----------  ---------- ----------

                              1,964,565  1,463,402   3,355,525  3,016,396
  Selling, general and
  administrative expenses     1,381,698  1,235,805   2,551,385  2,571,692
                             ---------- ----------  ---------- ----------

            OPERATING INCOME    582,867    227,597     804,140    444,704
  Interest income, net           55,331     52,430     125,387    114,996
                             ---------- ----------  ---------- ----------
               INCOME BEFORE
                INCOME TAXES    638,198    280,027     929,527    559,700

  Income taxes                  211,000     86,000     292,000    168,000
                             ---------- ----------  ---------- ----------

                  NET INCOME $  427,198 $  194,027  $  637,527 $  391,700
                             ========== ==========  ========== ==========

    BASIC EARNINGS PER SHARE $      .18 $      .08  $      .27 $      .16
    	                        ========== ==========  ========== ==========

  DILUTED EARNINGS PER SHARE $      .18 $      .08  $      .27 $      .16
                	            ========== ==========  ========== ==========
            WEIGHTED AVERAGE
   SHARES OUTSTANDING--BASIC  2,343,411  2,361,804   2,343,412  2,384,016
                             ========== ==========  ========== ==========
            WEIGHTED AVERAGE
 SHARES OUTSTANDING--DILUTED  2,364,719  2,374,724   2,363,910  2,396,785
                             ========== ==========  ========== ==========

  See notes to condensed consolidated financial statements.


  THE SMITHFIELD COMPANIES, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Six months ended September 30
                                                   1998          1997
  OPERATING ACTIVITIES
    Net income                                 $  637,527    $  391,700
    Adjustments to reconcile net
      income to net cash used in
      operating activities:
        Depreciation and amortization             211,020       232,783
        Gain on disposal of property
          and equipment                            (4,358)       (3,972)
        Change in assets and liabilities:
          Trade receivables                      (401,334)      (71,459)
          Inventories                            (864,679)   (1,641,225)
          Prepaid expenses and other             (114,743)      (56,264)
          Accounts payable and other
            current liabilities                   440,510       217,770
                                               ----------    ----------
                            NET CASH USED IN
                        OPERATING ACTIVITIES      (96,057)     (930,667)

  INVESTING ACTIVITIES
    Proceeds from the sale of New Orleans                       205,332
    Acquisition:
      Intangible assets                                         (22,235)
      Inventories                                              (127,752)
      Equipment                                                 (50,050)
    Purchase of property and equipment           (929,968)     (154,987)
    Purchase of marketable securities            (495,840)
    Proceeds from sale of property and
      equipment                                    20,500       232,917
                                               ----------    ----------
              NET CASH PROVIDED BY (USED IN)
                        INVESTING ACTIVITIES   (1,405,308)       83,225
  FINANCING ACTIVITIES
    Cash dividends paid                          (140,604)     (142,985)
    Repurchase of common stock                       (102)     (429,562)
                            NET CASH USED IN   ----------    ----------
                        FINANCING ACTIVITIES     (140,706)     (572,547)
                                               ----------    ----------
                        NET DECREASE IN CASH
                        AND CASH EQUIVALENTS   (1,642,071)   (1,419,989)
  Cash and cash equivalents at
    beginning of period                         7,679,907     6,660,759
                                               ----------    ----------
                               CASH AND CASH
                EQUIVALENTS AT END OF PERIOD   $6,037,886    $5,240,770
                                               ==========    ==========

  See notes to condensed consolidated financial statements.


THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1998


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1998 are not necessarily indicitive of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.



NOTE B--INVENTORIES

The components of inventory consist of the following:

                            September 30, 1998     March 31, 1998

  Finished Goods            		   $1,985,330          $1,265,440
  Production Materials:
    Meats                         1,119,725           1,101,861
    Other Ingredients               190,516             161,597
    Packing Materials               469,776             371,770
                                 ----------          ----------
                      	  					   $3,765,347          $2,900,668
                                 ==========          ==========

NOTE C--ACQUISITION

On April 22, 1998 the Company purchased the E. M. Todd Co. brand. Founded in 1779, Todd is America's oldest meatpacker and the original producer of the Smithfield Ham. The purchase price for the brand, equipment and inventories was nominal and is not disclosed separately.



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

Results of Continuing Operations

Net sales for the three months ended September 30, 1998 increased 28.3% to $6,122,059 compared to $4,770,991 for the three months ended September 30, 1997. Net sales for the six months ended September 30, 1998 increased 7.0% to $9,908,573 compared to $9,257,822 for the six months ended September 30, 1997. The improvement in sales during the three months ended September 30, 1998 is due to solid increases in unit sales across most of the Company's product lines coupled with a significant seasonal sale to a national club store chain.

Gross profit margin for the three months ended September 30, 1998 increased to 31.8% compared to 29.6% for the three months ended September 30, 1997.
The higher margins were due to lower pork prices. Second quarter margins are lower than first quarter margins due to the product mix. Second quarter sales include a greater percentage of wholesale business, which carries lower margins than retail sales.

Selling, general and administrative (S,G&A) expenses increased 11.8% during the three months ended September 30, 1998 compared to the prior year. The increase was primarily attributable to increased selling expenses as a result of the increased sales. S,G&A expenses decreased 0.8% during the six months ended September 30, 1998 compared to the prior year. 1997 first quarter S,G&A expenses includes amounts from The New Orleans School of Cooking which was sold on July 22, 1997.

Income tax rates are lower than statutory rates primarily because of interest from tax-exempt municipal bond funds.

Liquidity and Capital Resources

During May 1998 the Company began construction on a 19,000 square foot frozen food processing plant in Smithfield to support barbecue, stews and chili product lines. Construction is expected to be completed by January 1999 at a total cost of approximately $2.4 million of which $1.8 million is committed under contract. The Company intends to use its short-term investments or obtain special use financing to fund the construction.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued

At September 30, 1998, the Company had approximately $5.8 million invested in short-term highly liquid debt instruments compared to approximately $7.6 million at March 31, 1998. The decrease is primarily the result of increased inventories, which is typical during this time of year. Another significant use of cash was approximately $800,000 for the building construction mentioned above. In addition, the Company has an unused $10 million line of credit loan with a bank bearing interest at the LIBOR market plus .50% which expires on March 19, 1999.

The Company believes its liquidity and capital resources to be excellent. Current cash flows and available funds are sufficient to satisfy existing cash requirements. At September 30, 1998 and March 31, 1998, the Company's only debt consisted of accounts payable and accrued expenses.

The Company will continue its strategy of looking for growth through acquisitions in higher margin segments of the food industry. Having a significant amount of cash on hand as well as available funds on its line of credit, the Company believes it is in an excellent position to invest in assets, which will increase shareholder value over time.

The Company traditionally increases inventory during the first six months of its fiscal year to meet the increased demand for its products during the Christmas season. The Company is financing the increase in inventory through its operating cash flow and the use of some of its short-term securities.

Year 2000 Compliance

The "Year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to recognize a date using "00" as the year 1900 rather than the year 2000. If a computer system or software application (referred to as "IT systems") used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000", the results could conceivably have a material adverse effect on the Company. In addition, many systems and equipment that are not typically thought of as "computer-related" (referred to as "non-IT systems") contain imbedded hardware or software that may have a time element which could cause system failures.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has, and intends to continue to utilize internal personnel, contract programmers and third-party vendors to identify, prioritize and access Year 2000 noncompliance concerns. The Company has identified some non-compliant software and hardware which will be modified or replaced. These modifications and replacements to both IT and non-IT systems are currently being done and are expected to be completed in early 1999. The total cost of these Year 2000 compliance activities is expected to be less than $100,000 and will not have a material impact on the Company's financial position.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Year 2000 Compliance (continued)

The Company relies on third party suppliers for raw materials, water, utilities and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. The Company is also dependent upon its customers for sales and cash flow. Year 2000 interruptions in customer operations could effect sales and receivable levels as well as cash flow reductions. The Company believes its customer base is broad enough to minimize the affects of a simple occurrence. The Company has initiated efforts to evaluate the status of third party party efforts and to determine alternatives and contingency plan requirements. The reduction of risk due to noncompliance with Year 2000 issues include the identification of alternate suppliers and the accumulations of inventory to assure production capability. These activities are intended to provide a means of managing risk but cannot eliminate the potential for disruption due to third party failure.

Edward Acree

On August 23, 1998, Edward Acree, an original member of the Company's Board of Directors passed away. Mr. Acree contributed greatly to the Company's success and will not only be missed as a business associate, but also as a very good friend. He has not been replaced on the Board of Directors.




PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a.)  27.  Financial Data Schedule

b.) The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.























SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        						THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:  November 11, 1998        /s/ Richard S. Fuller
                          						______________________________
                                    Richard S. Fuller
					                           	President and Chief Executive
                                         Officer



DATE:  November 11, 1998       /s/ Mark D. Bedard
						                         ______________________________
                                      Mark D. Bedard
                         						Treasurer and Chief Financial
                                         Officer