Form 10-Q
period 1998-12-31
SMITHFIELD COMPANIES INC
filed 1999-02-12
CIK 835342

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended December 31, 1998

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

Common Stock, no par or stated value--2,341,061 shares as of February 5, 1999







                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--December 31, 1998
  and March 31, 1998

  Condensed consolidated statements of income--Three months ended December 31, 1998 and 1997; Nine months ended
  December 31, 1998 and 1997

  Condensed consolidated statements of cash flows--Nine months ended December 31, 1998 and 1997

  Notes to condensed consolidated financial statements--
  December 31, 1998

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES














PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                          December 31     March 31
                                             1998           1998
                                          (unaudited)      (Note)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $ 7,258,651   $ 7,679,907
  Receivables, less allowances
    of $82,000 and $71,000                  2,638,050     1,258,593
  Inventories                               2,119,483     2,900,668
  Prepaid expenses                             51,375        50,460
  Deferred income taxes                       100,000       100,000
                                          -----------   -----------
                  TOTAL CURRENT ASSETS     12,167,559    11,989,628

PROPERTY AND EQUIPMENT                      8,381,250     6,456,964
  less accumulated depreciation             3,489,676     3,231,045
                                          -----------   -----------
                                            4,891,574     3,225,919
OTHER ASSETS                                1,151,402       615,060
                                          -----------   -----------

                                          $18,210,535   $15,830,607
                                          ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                        $ 1,252,802   $   532,720
  Other current liabilities                 1,219,461       699,117
                                          -----------   -----------
            TOTAL CURRENT LIABILITIES       2,472,263     1,231,837


SHAREHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 2,341,061
    shares and 2,343,428 shares             2,488,492     2,503,869
  Retained earnings                        13,249,780    12,094,901
                                          -----------   -----------
                                           15,738,272    14,598,770
                                          -----------   -----------

                                          $18,210,535   $15,830,607
                                          ===========   ===========

Note: The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.




  THE SMITHFIELD COMPANIES, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Three months ended     Nine months ended
                                  December 31            December 31
                                1998       1997        1998       1997

  Net sales                  $7,992,002 $7,924,109 $17,900,575 $17,181,931
  Cost of goods sold          4,974,031  5,299,907  11,569,034  11,611,619
                             ---------- ---------- ----------- -----------

                GROSS PROFIT  3,017,971  2,624,202   6,331,541   5,570,312
  Other operating revenue        13,160     17,948      55,115      88,234
                             ---------- ---------- ----------- -----------

                              3,031,131  2,642,150   6,386,656   5,658,546
  Selling, general and
  administrative expenses     1,971,169  1,776,304   4,522,554   4,347,996
                             ---------- ---------- ----------- -----------

            OPERATING INCOME  1,059,962    865,846   1,864,102   1,310,550
  Interest income, net           67,014     58,250     192,401     173,246
                             ---------- ---------- ----------- -----------
               INCOME BEFORE
                INCOME TAXES  1,126,976    924,096   2,056,503   1,483,796

  Income taxes                  387,000    330,000     679,000     498,000
                             ---------- ---------- ----------- -----------

                  NET INCOME $  739,976 $  594,096 $ 1,377,503 $   985,796
                             ========== ========== =========== ===========

    BASIC EARNINGS PER SHARE $      .32 $      .25 $       .59 $       .41
     	                       ========== ========== =========== ===========
  DILUTED EARNINGS PER SHARE $      .31 $      .25 $       .58 $       .41
     	                       ========== ========== =========== ===========
            WEIGHTED AVERAGE
   SHARES OUTSTANDING--BASIC  2,342,447  2,361,804   2,343,089   2,384,016
                             ========== ==========  ==========  ==========
            WEIGHTED AVERAGE
 SHARES OUTSTANDING--DILUTED  2,363,234  2,375,468   2,363,684   2,397,092
                             ========== ==========  ==========  ==========

  See notes to condensed consolidated financial statements.


  THE SMITHFIELD COMPANIES, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Nine months ended December 31
                                                   1998          1997
  OPERATING ACTIVITIES
    Net income                                 $1,377,503    $  985,796
    Adjustments to reconcile net
      income to net cash provided by
      operating activities:
        Depreciation and amortization             325,928       337,450
        Gain on disposal of property
          and equipment                            (4,358)       (3,972)
        Change in assets and liabilities:
          Trade receivables                    (1,379,457)     (843,034)
          Inventories                             781,185       707,559
          Prepaid expenses                           (915)        9,101
          Accounts payable and other
            current liabilities                 1,240,426       517,818
                                               ----------    ----------
                        NET CASH PROVIDED BY
                        OPERATING ACTIVITIES    2,340,312     1,710,718

  INVESTING ACTIVITIES
    Proceeds from the sale of New Orleans                       205,332
    Acquisition:
      Intangible assets                                         (22,235)
      Inventories                                              (127,752)
      Equipment                                                 (50,050)
    Purchase of property and equipment         (1,968,227)     (268,768)
    Purchase of marketable securities            (575,840)
    Proceeds from sale of property and
      equipment                                    20,500       235,917
                                               ----------    ----------
                            NET CASH USED IN
                        INVESTING ACTIVITIES   (2,523,567)      (27,556)
  FINANCING ACTIVITIES
    Cash dividends paid                          (222,624)     (213,638)
    Repurchase of common stock                    (15,377)     (444,368)
                                               ----------    ----------
                            NET CASH USED IN
                        FINANCING ACTIVITIES     (238,001)     (658,006)
                                               ----------    ----------
                  NET INCREASE (DECREASE) IN
                   CASH AND CASH EQUIVALENTS     (421,256)    1,025,156
  Cash and cash equivalents at
    beginning of period                         7,679,907     6,660,759
                                               ----------    ----------
                               CASH AND CASH
                EQUIVALENTS AT END OF PERIOD   $7,258,651    $7,685,915
                                               ==========    ==========

  See notes to condensed consolidated financial statements.


THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 1998


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.


NOTE B--INVENTORIES

The components of inventory consist of the following:

                             December 31, 1998     March 31, 1998

  Finished Goods            		   $1,226,250          $1,265,440
  Production Materials:
    Meats                           308,312           1,101,861
    Other Ingredients               206,011             161,597
    Packing Materials               378,910             371,770
                                 ----------          ----------
             	  	    	       	   $2,119,483          $2,900,668
                                 ==========          ==========

NOTE C--ACQUISITION

On April 22, 1998 the Company purchased the E. M. Todd Co. brand. Founded in 1779, Todd is America's oldest meatpacker and the original producer of the Smithfield Ham. The purchase price for the brand, equipment and inventories was nominal and is not disclosed separately.


NOTE D--SHAREHOLDERS' EQUITY

During the nine months ended December 31, 1998 the Company purchased and retired 2,367 shares of its Common Stock at a cost of $15,377.






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

Results of Continuing Operations

Net sales for the three months ended December 31, 1998 increased marginally to $7,992,002 compared to $7,924,109 for the three months ended December 31, 1997. Net sales for the nine months ended December 31, 1998 increased 4.2% to $17,900,575 compared to $17,181,931 for the nine months ended December 31, 1997. During the three months ended December 31, 1998 increased tonnage sales were offset by lower selling prices due to lower pork related raw material costs. The improvement in sales during the nine months ended December 31, 1998 is due to solid increases in unit sales coupled with a significant seasonal sale to a national club store chain.

Gross profit margins for the three and nine months ended December 31, 1998 increased compared to the prior year. The higher margins were primarily due to lower costs for pork related products.

Selling, general and administrative expenses increased 4.0% during the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997. The increase was primarily attributable to increased selling expenses which correlates to the increased sales. General and administrative expenses have been relatively constant during the current year compared to the prior year.

Income tax rates are lower than statutory rates primarily because of interest from tax-exempt municipal bond funds.

Liquidity and Capital Resources

During May 1998 the Company began construction on a 19,000 square foot frozen food processing plant in Smithfield to support barbecue, stews and chili product lines. Construction is expected to be completed during February 1999 at a total cost of approximately $2.8 million. As of December 31, 1998 the Company has expended approximately $1.8 million using its cash flow and short-term investments. The Company is expecting to obtain permanent financing for the project through the issuance of Industrial Development Revenue Bonds in March 1999.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued

At December 31, 1998, the Company had approximately $6.6 million invested in short-term highly liquid debt instruments compared to approximately $7.6 million at March 31, 1998. The decrease is primarily the result of the building construction mentioned above. In addition, the Company has an unused $10 million line of credit loan with a bank bearing interest at the LIBOR market plus .50% which expires on March 19, 1999.

The Company believes its liquidity and capital resources to be excellent. Current cash flows and available funds are sufficient to satisfy existing cash requirements. At December 31, 1998 and March 31, 1998, the Company's only debt consisted of accounts payable and accrued expenses.

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

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has, and intends to continue to utilize internal personnel, contract programmers and third-party vendors to identify, prioritize and access Year 2000 noncompliance concerns. The Company believes it has identified its non-compliant software and hardware which will be modified or replaced. These modifications and replacements to both IT and non-IT systems are currently being done and are expected to be comleted in early 1999. The total cost of these Year 2000 compliance activities is expected to be less than $100,000 and will not have a material impact on the Company's financial position.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Year 2000 Compliance (continued)

The Company relies on third party suppliers for raw materials, water, utilities and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. The Company is also dependent upon its customers for sales and cash flow. Year 2000 interruptions in customer operations could effect sales and receivable levels as well as cash flow reductions. The Company believes its customer base is broad enough to minimize the affects of a simple occurrence. The Company continues to evaluate the status of third party efforts and to determine alternatives and contingency plan requirements. The reduction of risk due to noncompliance with Year 2000 issues include the identification of alternate suppliers and the accumulations of inventory to assure production capability. These activities are intended to provide a means of managing risk but cannot eliminate the potential for disruption due to third party failure.



PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a.)  27.  Financial Data Schedule

b.) The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.














SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:  February 10, 1999        /s/ Richard S. Fuller
	                          					______________________________
                                     Richard S. Fuller
					                          	President and Chief Executive
                                         Officer



DATE:  February 10, 1999       /s/ Mark D. Bedard
                         						______________________________
                                    Mark D. Bedard
						                         Treasurer and Chief Financial
                                         Officer