Form 10-Q
period 1999-06-30
SMITHFIELD COMPANIES INC
filed 1999-08-13
CIK 835342

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended: June 30, 1999

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

Common Stock, no par or stated value--2,244,744 shares as of August 6, 1999







                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--June 30, 1999
  and March 31, 1999

  Condensed consolidated statements of income--Three months ended June 30, 1999 and 1998

  Condensed consolidated statements of cash flows--Three months ended June 30, 1999 and 1998

  Notes to condensed consolidated financial statements--
  June 30, 1999

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

















PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                            June 30        March 31
                                             1999            1999
                                          (unaudited)       (Note)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $ 7,068,429    $ 9,728,710
  Certificate of deposit                    1,000,000
  Trade receivables, less allowances
    of $83,000 and $79,000                  1,202,651      1,060,459
  Inventories                               3,452,457      2,717,850
  Prepaid expenses and other                  105,393         36,217
  Deferred income taxes                       115,000        115,000
                                          -----------    -----------
                 TOTAL CURRENT ASSETS      12,943,930     13,658,236

PROPERTY, PLANT AND EQUIPMENT               9,198,436      8,819,855
  less allowances for depreciation          3,693,840      3,577,974
                                          -----------    -----------
                                            5,504,596      5,241,881
OTHER ASSETS                                1,239,380      1,260,371
                                          -----------    -----------
                                          $19,687,906    $20,160,488
                                          ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        $   859,203    $   594,569
  Other current liabilities                   986,656      1,025,377
                                          -----------    -----------
           TOTAL CURRENT LIABILITIES        1,845,859      1,619,946

LONG-TERM DEBT                              2,800,000      2,800,000

SHAREHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 2,244,744
    shares and 2,343,411 shares             1,780,690      2,488,492
  Retained earnings                        13,261,357     13,252,050
                                          -----------    -----------
                                           15,042,047     15,740,542
                                          -----------    -----------
                                          $19,687,906    $20,160,488
                                          ===========    ===========

Note: The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.





THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                        Three months ended June 30
                                           1999             1998

Net sales                               $4,055,972       $3,786,514
Cost of goods sold                       2,616,205        2,417,531
                                        ----------       ----------
                       GROSS PROFIT      1,439,767        1,368,983
Other operating revenue                     18,800           21,977
                                        ----------       ----------
                                         1,458,567        1,390,960
Selling, general and
  administrative expenses                1,233,071        1,169,687
                                        ----------       ----------
                   OPERATING INCOME        225,496          221,273
Interest income                             84,854           70,163
Interest expense                           (32,240)            (107)
                                        ----------       ----------
       		       INCOME BEFORE
                       INCOME TAXES        278,110          291,329

Income taxes                                78,000           81,000
                                        ----------       ----------

                         NET INCOME     $  200,110       $  210,329
                                        ==========       ==========

           BASIC EARNINGS PER SHARE     $      .09       $      .09
                                        ==========       ==========

         DILUTED EARNINGS PER SHARE     $      .09       $      .09
                                        ==========       ==========
                   WEIGHTED AVERAGE
          SHARES OUTSTANDING--BASIC      2,265,928        2,343,412
                                        ==========       ==========
                   WEIGHTED AVERAGE
        SHARES OUTSTANDING--DILUTED      2,286,772        2,361,264
                                        ==========       ==========

See notes to condensed consolidated financial statements.




THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Three months ended June 30
                                                   1999          1998
OPERATING ACTIVITIES
  Net income                                   $  200,110    $  210,329
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization               159,454       105,293
      Gain on disposal of property
        and equipment                              (5,701)
      Change in assets and liabilities:
        Trade receivables                        (142,192)       15,797
        Inventories                              (734,607)   (1,262,212)
        Prepaid expenses and other                (69,176)      (14,607)
        Accounts payable and other
          current liabilities                     225,913       243,109
                                               ----------    ----------
                           NET CASH USED IN
                       OPERATING ACTIVITIES      (366,199)     (702,291)
INVESTING ACTIVITIES
  Purchase of certificate of deposit           (1,000,000)
  Purchase of property and equipment             (412,477)      (86,916)
  Proceeds from sale of property and
    equipment                                      17,000
                                               ----------    ----------
                           NET CASH USED IN
                       INVESTING ACTIVITIES    (1,395,477)      (86,916)
FINANCING ACTIVITIES
  Cash dividends paid                            (190,803)      (70,302)
  Repurchase of common stock                     (707,802)         (102)
                                               ----------    ----------
                           NET CASH USED IN
                       FINANCING ACTIVITIES      (898,605)      (70,404)
                                               ----------    ----------
                       NET DECREASE IN CASH
                       AND CASH EQUIVALENTS    (2,660,281)     (859,611)
Cash and cash equivalents at
  beginning of period                           9,728,710     7,679,907
                                               ----------    ----------
                              CASH AND CASH
               EQUIVALENTS AT END OF PERIOD    $7,068,429    $6,820,296
                                               ==========    ==========

See notes to condensed consolidated financial statements.




THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999 is not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for financial statements issued for all fiscal quarters for fiscal years beginning after June 15, 2000. The Company does not expect that SFAS no. 133 will have a material effect on its financial condition or results of operations.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                                June 30, 1999      March 31, 1999

  Finished Goods            		   $1,700,677          $1,197,108
  Production Materials:
    Meats                         1,067,939             931,928
    Other Ingredients               194,470             207,138
    Packing Materials               489,371             381,676
                                 ----------          ----------
                      	  					   $3,452,457          $2,717,850
                                 ==========          ==========

NOTE C-SHAREHOLDERS' EQUITY

During the three months ended June 30, 1999 the company purchased and retired 96,317 shares of its Common Stock at a cost of $707,802.



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

Results of Operations

Net sales for the three months ended June 30, 1999 were $4,055,972 compared to $3,786,514 for the three months ended June 30, 1998. This increase in sales was primarily the result of strong demand for our processed pork products. Gross profit for the three months ended June 30, 1999 decreased to 35.5% compared to 36.2% for the three months ended June 30, 1998. The lower margins were due to start up inefficiencies related to our new Smithfield processing facility.

Selling, general and administrative expenses (SG&A) increased 5.4% during the three months ended June 30, 1999 to $1,233,071 from $1,169,687 for the three months ended June 30, 1998. Selling expenses increased less than 3% and the increase in general and administrative expenses was primarily due to the cost associated with year 2000 compliance.

Net interest income decreased to $52,614 for the three months ended June 30, 1999 compared to $70,056 for the three months ended June 30, 1998. Invested balances during the current year were lower than the prior year primarily due to the repurchase of common stock during April 1999.

Income tax rates are lower than statutory rates because of interest income from tax-exempt municipal bond funds.

Liquidity and Capital Resources

At June 30, 1999 the Company had an Industrial Development Revenue Bond in the amount of $2,800,000 outstanding. The Bond matures in the year 2014 and has principle payments of $500,000 due in 2004 and 2009.

At June 30, 1999, the Company had approximately $6.1 million invested in short-term highly liquid debt instruments. In addition, the Company has an unused $10 million line of credit loan with a bank bearing interest at the LIBOR market plus .50% which expires on July 31, 2000.

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

Year 2000 Compliance

The "Year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to recognize a date using "00" as the year 1900 rather than the year 2000. If a computer system or software application ("IT systems") used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000", the results could conceivably have a material adverse effect on the Company. In addition, many systems and equipment that are not typically thought of as "computer-related" ("non-IT systems") contain imbedded hardware or software that may have a time element which could cause system failures.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has, and intends to continue to utilize internal personnel, contract programmers and third-party vendors to identify, prioritize and access Year 2000 noncompliance concerns. The Company believes it has identified its non-compliant software and hardware which will be modified or replaced.
These modifications and replacements to both IT and non-IT systems are now in the final stages and will be completed shortly. The total cost of these Year 2000 compliance activities is expected to be less than $100,000 and will not have a material impact on the Company's financial position, results of operations or cash flows.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Year 2000 Compliance (continued)

The Company relies on third party suppliers for raw materials, water, utilities and other key services. Interruption of supplier operations due to
Year 2000 issues could affect Company operations. The Company is also dependent upon its customers for sales and cash flow. Year 2000 interruptions
in customer operations could affect sales and receivable	levels as well as
cash flow reductions.  The Company believes its customer base is broad enough to minimize the affects of a simple occurrence. The Company has evaluated the status of third party efforts and has determined alternatives and contingency plan requirements. The reduction of risk due to noncompliance with Year 2000 issues include the identification of alternate suppliers and the accumulations of inventory to assure production capability. These activities
are intended	to provide a means of managing risk but cannot eliminate the potential for disruption due to third party failure.

All statements made herein relating to our Year 2000 efforts are "Year 2000 Readiness Disclosures" made pursuant to the Year 2000 Information and Readiness Disclosures Act, and to the extent applicable, are entitled to the protection of such act.


PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a.)	27.  Financial Data Schedule

b.)  The Company did not file any reports on Form 8-K during the 	three
     months ended June 30, 1999.














SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:  August 12, 1999           /s/ Richard S. Fuller
                      						______________________________
                                    Richard S. Fuller
						                       President and Chief Executive
                                         Officer



DATE:  August 12, 1999          /s/ Mark D. Bedard
                      						______________________________
                                    Mark D. Bedard
						                       Treasurer and Chief Financial
                                       Officer