Form 10-Q
period 1999-09-30
SMITHFIELD COMPANIES INC
filed 1999-11-15
CIK 835342

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended September 30, 1999

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

Common Stock, no par or stated value--2,204,744 shares as of November 5, 1999







                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--September 30, 1999
  and March 31, 1999

  Condensed consolidated statements of income--Three months ended September 30, 1999 and 1998; Six months ended
  September 30, 1999 and 1998

  Condensed consolidated statements of cash flows--Six months ended September 30, 1999 and 1998

  Notes to condensed consolidated financial statements--
  September 30, 1999

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES














PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                         September 30     March 31
                                             1999           1999
                                          (unaudited)      (Note)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $ 5,810,630   $ 9,728,710
  Certificate of deposit                    1,012,590
  Receivables, less allowances
    of $86,000 and $79,000                  1,425,915     1,060,459
  Inventories                               4,170,907     2,717,850
  Prepaid expenses and other                  135,567        36,217
  Deferred income taxes                       115,000       115,000
                                          -----------   -----------
                  TOTAL CURRENT ASSETS     12,670,609    13,658,855

PROPERTY, PLANT AND EQUIPMENT               9,289,308     8,819,855
  less accumulated depreciation             3,721,379     3,577,974
                                          -----------   -----------
                                            5,567,929     5,241,881
OTHER ASSETS                                1,218,392     1,260,371
                                          -----------   -----------

                                          $19,456,930   $20,160,488
                                          ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                        $   894,707   $   594,569
  Other current liabilities                   880,517     1,025,377
                                          -----------   -----------
            TOTAL CURRENT LIABILITIES       1,775,224     1,619,946

LONG-TERM DEBT                              2,800,000     2,800,000
SHAREHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 2,214,744
    shares and 2,343,411 shares             1,553,820     2,488,492
  Retained earnings                        13,327,886    13,252,050
                                          -----------   -----------
                                           14,881,706    15,740,542
                                          -----------   -----------

                                          $19,456,930   $20,160,488
                                          ===========   ===========

Note: The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.




  THE SMITHFIELD COMPANIES, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Three months ended      Six months ended
                                  September 30           September 30
                                1999       1998        1999       1998

  Net sales                  $4,395,243 $6,122,059  $8,451,215 $9,908,573
  Cost of goods sold          2,990,264  4,177,472   5,606,469  6,595,003
                             ---------- ----------  ---------- ----------

                GROSS PROFIT  1,404,979  1,944,587   2,844,746  3,313,570
  Other operating revenue        18,276     19,978      37,076     41,955
                             ---------- ----------  ---------- ----------

                              1,423,255  1,964,565   2,881,822  3,355,525
  Selling, general and
  administrative expenses     1,289,874  1,381,698   2,522,945  2,551,385
                             ---------- ----------  ---------- ----------

            OPERATING INCOME    133,381    582,867     358,877    804,140
  Interest income                93,411     55,331     178,265    125,494
  Interest expense              (31,697)               (63,937)      (107)
                             ---------- ----------  ---------- ----------
               INCOME BEFORE
                INCOME TAXES    195,095    638,198     473,205    929,527

  Income taxes                   50,000    211,000     128,000    292,000
                             ---------- ----------  ---------- ----------

                  NET INCOME $  145,095 $  427,198  $  345,205 $  637,527
                             ========== ==========  ========== ==========

    BASIC EARNINGS PER SHARE $      .06 $      .18  $      .15 $      .27
                             ========== ==========  ========== ==========

  DILUTED EARNINGS PER SHARE $      .06 $      .18  $      .15 $      .27
                	            ========== ==========  ========== ==========
            WEIGHTED AVERAGE
   SHARES OUTSTANDING--BASIC  2,241,483  2,343,411   2,253,639  2,343,412
                             ========== ==========  ========== ==========
            WEIGHTED AVERAGE
 SHARES OUTSTANDING--DILUTED  2,262,559  2,364,719   2,274,601  2,363,910
                             ========== ==========  ========== ==========

  See notes to condensed consolidated financial statements.


  THE SMITHFIELD COMPANIES, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Six months ended September 30
                                                   1999          1998
  OPERATING ACTIVITIES
    Net income                                 $  345,205    $  637,527
    Adjustments to reconcile net
      income to net cash used in
      operating activities:
        Depreciation and amortization             318,247       211,020
        Gain on disposal of property
          and equipment                            (5,701)       (4,358)
        Change in assets and liabilities:
          Trade receivables                      (365,456)     (401,334)
          Inventories                          (1,453,057)     (864,679)
          Prepaid expenses and other              (99,350)     (114,743)
          Accounts payable and other
            current liabilities                   155,278       440,510
                                               ----------    ----------
                            NET CASH USED IN
                        OPERATING ACTIVITIES   (1,104,834)      (96,057)

  INVESTING ACTIVITIES
    Purchase of certificate of deposit         (1,012,590)
    Purchase of property and equipment           (637,357)     (929,968)
    Purchase of marketable securities                          (495,840)
    Proceeds from sale of property and
      equipment                                    40,742        20,500
                                               ----------    ----------
                            NET CASH USED IN
                        INVESTING ACTIVITIES   (1,609,205)   (1,405,308)
  FINANCING ACTIVITIES
    Cash dividends paid                          (269,369)     (140,604)
    Repurchase of common stock                   (934,672)         (102)
                            NET CASH USED IN   ----------    ----------
                        FINANCING ACTIVITIES   (1,204,041)     (140,706)
                                               ----------    ----------
                        NET DECREASE IN CASH
                        AND CASH EQUIVALENTS   (3,918,080)   (1,642,071)
  Cash and cash equivalents at
    beginning of period                         9,728,710     7,679,907
                                               ----------    ----------
                               CASH AND CASH
                EQUIVALENTS AT END OF PERIOD   $5,810,630    $6,037,886
                                               ==========    ==========

  See notes to condensed consolidated financial statements.


THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1999


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for financial statements for all fiscal quarters for fiscal years beginning after June 15, 2000. The Company does not expect that SFAS No. 133 will have a material effect on its financial condition or results of operations.


NOTE B--INVENTORIES

The components of inventory consist of the following:

                        September 30, 1999     March 31, 1999

  Finished Goods       		   $2,335,204          $1,197,108
  Production Materials:
    Meats                      991,049             931,928
    Other Ingredients          232,441             207,138
    Packing Materials          612,213             381,676
                            ----------          ----------
	  					                    $4,170,907          $2,717,850
                            ==========          ==========

NOTE C-SHAREHOLDERS' EQUITY

During the six months ended September 30, 1999 the Company purchased and retired 126,317 shares of its common stock at a cost of $934,672. Subsequent to September 30, 1999, the Company purchased and retired an additional 10,000 shares of its common stock at a cost of $77,500.



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

Results of Operations

Net sales for the three months ended September 30, 1999 were $4,395,243 compared to $6,122,059 for the three months ended September 30, 1998. Net sales for the six months ended September 30, 1999 were $8,451,215 compared to $9,908,573 for the six months ended September 30, 1998. The decrease was primarily due to a $1.1 million one-time seasonal sale to a national club store chain made during the second quarter of 1998. In addition, lower tonnage sales and lower selling prices related to the Company's cured ham operation contributed to the sales reduction. The lower selling prices is a direct result of lower pork related raw material costs.

Gross profit margin for the three months ended September 30, 1999 increased to 32.0% compared to 31.8% for the three months ended September 30, 1998. Greater than expected start-up expenses related to the Company's new frozen food processing plant resulted in lower gross profit margins from its frozen food operation. This decrease in margins was offset by the higher percentage of wholesale business during the quarter ended September 30, 1998. Sales to wholesale customers generally carry lower margins than retail sales.

Selling, general and administrative (SG&A) expenses decreased 6.6% and 1.1% during the three and six months ended September 30, 1999, respectively, compared to the prior year. Selling expenses, although slightly lower in the current period, increased as a percentage of net sales to 15.2% for the three months ended September 30, 1999 from 11.6% for the three months ended September 30, 1998. This increase was a conscious effort to increase our frozen food business due to our increased plant capacity. General and administrative expenses actually decreased marginally during the three months ended September 30, 1999 compared to the prior year.

Income tax rates are lower than statutory rates primarily because of interest from tax-exempt municipal bond funds.

Liquidity and Capital Resources

At September 30, 1999 the Company had an Industrial Development Revenue Bond in the amount of $2,800,000 outstanding. The Bond matures in the year 2014 and has principle payments of $500,000 due in 2004 and 2009.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued

At September 30, 1999, the Company had approximately $5.8 million invested in short-term highly liquid debt instruments. In addition, the Company has an unused $10 million line of credit loan with a bank bearing interest at the LIBOR market plus .50% which expires on July 31, 2000.

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

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has utilized internal personnel, contract programmers and third-party vendors to identify, prioritize and access Year 2000 noncompliance concerns. The Company has identified some non-compliant software and hardware which has been modified or replaced. These modifications and replacements to both IT and non-IT systems, with the exception of minor software updates which are sceduled to be completed by the end of November. The total cost of these Year 2000 compliance activities is expected to be less than $100,000 and will not have a material impact on the Company's financial position, results of operations or cash flows.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Year 2000 Compliance (continued)

The Company relies on third party suppliers for raw materials, water, utilities and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. The Company is also dependent upon its customers for sales and cash flow. Year 2000 interruptions in customer operations could effect sales and receivable levels as well as cash flow reductions. The Company believes its customer base is broad enough to minimize the affects of a simple occurrence. The Company has evaluated the status of third party efforts and determined alternatives and contingency plan requirements. The reduction of risk due to noncompliance with Year 2000 issues include the identification of alternate suppliers and the accumulations of inventory to assure production capability. These activities are intended to provide a means of managing risk but cannot eliminate the potential for disruption due to third party failure.

All statements made herein relating to our Year 2000 efforts are "Year 2000 Readiness Disclosures" made pursuant to the Year 2000 Information and Readiness Disclosures Act, and to the extent applicable, are entitled to the protection of such act.



PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a.)  27.  Financial Data Schedule

b.) The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.


















SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          						THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:  November 10, 19998        /s/ Richard S. Fuller
                         						______________________________
                                    Richard S. Fuller
						                         President and Chief Executive
                                         Officer



DATE:  November 10, 1999         /s/ Mark D. Bedard
                        						______________________________
                                    Mark D. Bedard
						                        Treasurer and Chief Financial
                                         Officer