Form 10-Q
period 1999-12-31
SMITHFIELD COMPANIES INC
filed 2000-02-15
CIK 835342

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended December 31, 1999

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

Common Stock, no par or stated value--2,182,744 shares as of February 4, 2000







                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--December 31, 1999
  and March 31, 1999

  Condensed consolidated statements of income--Three months ended December 31, 1999 and 1998; Nine months ended
  December 31, 1999 and 1998

  Condensed consolidated statements of cash flows--Nine months ended December 31, 1999 and 1998

  Notes to condensed consolidated financial statements--
  December 31, 1999

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES













PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                          December 31     March 31
                                             1999           1999
                                          (unaudited)      (Note)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $ 7,191,529   $ 9,728,710
  Certificate of deposit                    1,025,479
  Receivables, less allowances
    of $81,000 and $79,000                  2,916,846     1,060,459
  Inventories                               1,995,692     2,717,850
  Prepaid expenses                             58,867        36,217
  Deferred income taxes                       115,000       115,000
                                          -----------   -----------
                  TOTAL CURRENT ASSETS     13,303,413    13,658,236

PROPERTY AND EQUIPMENT                      9,420,511     8,819,855
  less accumulated depreciation             3,859,388     3,577,974
                                          -----------   -----------
                                            5,561,123     5,241,881
OTHER ASSETS                                1,197,400     1,260,371
                                          -----------   -----------
                                          $20,061,936   $20,160,488
                                          ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                        $   972,469   $   594,569
  Other current liabilities                 1,117,667     1,025,377
                                          -----------   -----------
            TOTAL CURRENT LIABILITIES       2,090,136     1,619,946

LONG-TERM DEBT                              2,800,000     2,800,000

SHAREHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 2,182,744
    shares and 2,343,061 shares             1,308,570     2,488,492
  Retained earnings                        13,863,230    13,252,050
                                          -----------   -----------
                                           15,171,800    15,740,542
                                          -----------   -----------
                                          $20,061,936   $20,160,488
                                          ===========   ===========

Note: The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.



THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Three months ended     Nine months ended
                                  December 31            December 31
                                1999       1998        1999       1998

  Net sales                  $8,474,368 $7,992,002 $16,925,583 $17,900,575
  Cost of goods sold          5,568,625  4,974,031  11,175,094  11,569,034
                             ---------- ---------- ----------- -----------

                GROSS PROFIT  2,905,743  3,017,971   5,750,489   6,331,541
  Other operating revenue        17,719     13,160      54,795      55,115
                             ---------- ---------- ----------- -----------

                              2,923,462  3,031,131   5,805,284   6,386,656
  Selling, general and
  administrative expenses     2,054,146  1,971,169   4,577,091   4,522,554
                             ---------- ---------- ----------- -----------

            OPERATING INCOME    869,316  1,059,962   1,228,193   1,864,102

  Interest income                88,787     67,082     267,052     192,576
  Interest expense              (35,593)       (68)    (99,530)       (175)
                             ---------- ---------- ----------- -----------
               INCOME BEFORE
                INCOME TAXES    922,510  1,126,976   1,395,715   2,056,503

  Income taxes                  310,000    387,000     438,000     679,000
                             ---------- ---------- ----------- -----------

                  NET INCOME $  612,510 $  739,976 $   957,715 $ 1,377,503
                             ========== ========== =========== ===========

    BASIC EARNINGS PER SHARE $      .28 $      .32 $       .43 $       .59
                             ========== ========== =========== ===========

  DILUTED EARNINGS PER SHARE $      .27 $      .31 $       .42 $       .58
                	            ========== ========== =========== ===========
            WEIGHTED AVERAGE
   SHARES OUTSTANDING--BASIC  2,204,548  2,342,447   2,237,216   2,343,089
                             ========== ========== =========== ===========
            WEIGHTED AVERAGE
 SHARES OUTSTANDING--DILUTED  2,245,705  2,363,234   2,279,336   2,363,684
                             ========== ========== =========== ===========

 See notes to condensed consolidated financial statements.


  THE SMITHFIELD COMPANIES, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Nine months ended December 31
                                                   1999          1998
  OPERATING ACTIVITIES
    Net income                                 $  957,715    $1,377,503
    Adjustments to reconcile net
      income to net cash provided by
      operating activities:
        Depreciation and amortization             482,326       325,928
        Gain on disposal of property
          and equipment                            (5,701)       (4,358)
        Change in assets and liabilities:
          Trade receivables                    (1,856,387)   (1,379,457)
          Inventories                             722,158       781,185
          Prepaid expenses                        (22,650)         (915)
          Accounts payable and other
            current liabilities                   470,190     1,240,426
                                               ----------    ----------
                        NET CASH PROVIDED BY
                        OPERATING ACTIVITIES      747,651     2,340,312

  INVESTING ACTIVITIES
    Purchase of certificate of deposit         (1,025,479)
    Purchase of property and equipment           (773,638)   (1,968,227)
    Purchase of marketable securities                          (575,840)
    Proceeds from sale of property and
      equipment                                    40,742        20,500
                                               ----------    ----------
                            NET CASH USED IN
                        INVESTING ACTIVITIES   (1,758,375)   (2,523,567)
  FINANCING ACTIVITIES
    Cash dividends paid                          (346,535)     (222,624)
    Repurchase of common stock                 (1,179,922)      (15,377)
                                               ----------    ----------
                            NET CASH USED IN
                        FINANCING ACTIVITIES   (1,526,457)     (238,001)
                                               ----------    ----------
                             NET DECREASE IN
                   CASH AND CASH EQUIVALENTS   (2,537,181)     (421,256)
  Cash and cash equivalents at
    beginning of period                         9,728,710     7,679,907
                                               ----------    ----------
                               CASH AND CASH
                EQUIVALENTS AT END OF PERIOD   $7,191,529    $7,258,651
                                               ==========    ==========

  See notes to condensed consolidated financial statements.


THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 1999


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for financial statements for all fiscal quarters for fiscal years beginning after June 15, 2000. The Company does not expect that SFAS No. 133 will have a material effect on its financial condition or results of operations.


NOTE B--INVENTORIES

The components of inventory consist of the following:

                             December 31, 1999     March 31, 1999

  Finished Goods            		   $1,040,459          $1,197,108
  Production Materials:
    Meats                           304,948             931,928
    Other Ingredients               195,298             207,138
    Packing Materials               454,987             381,676
                                 ----------          ----------
                      	  					   $1,995,692          $2,717,850
                                 ==========          ==========

NOTE C--SHAREHOLDERS' EQUITY

During the nine months ended December 31, 1999 the Company purchased and retired 158,317 shares of its Common Stock at a cost of $1,179,922.







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

Results of Operations

Net sales for the three months ended December 31, 1999 increased to $8,474,368 compared to $7,992,002 for the three months ended December 31, 1998. Net sales for the nine months ended December 31, 1999 were $16,925,583 compared to $17,900,575 for the nine months ended December 31, 1998. The decrease in net sales for the nine months ended December 31, 1999 is primarily due to a $1.1 million one-time seasonal sale to a national club store chain made during the second quarter of 1998.

Gross profit margins for the three and nine months ended December 31, 1999 decreased compared to the prior year. The lower margins were primarily the result of additional production costs related to the Company's new frozen food processing plant.

Selling, general and administrative expenses increased 4.2% and 1.2% during the three and nine months ended December 31, 1999, respectively, compared to the prior year. Selling expenses increased as a percentage of net sales to 14.9% for the nine months ended December 31, 1999 from 13.6% for the nine months ended December 31, 1998. This increase was a conscious effort to increase our frozen food business due to our increased plant capacity. General and administrative expenses actually decreased marginally during the current year compared to the prior year.

Income tax rates are lower than statutory rates primarily because of interest from tax-exempt municipal bond funds.

Liquidity and Capital Resources

At December 31, 1999, the Company had an Industrial Development Revenue Bond in the amount of $2,800,000 outstanding. The Bond matures in the year 2014 and has principle payments of $500,000 due in 2004 and 2009.

At December 31, 1999, the Company had approximately $6.8 million invested in short-term highly liquid debt instruments. In addition, the Company has an unused $10 million line of credit loan with a bank bearing interest at the LIBOR market plus .50% which expires on July 31, 2000.




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

Year 2000 Compliance

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has utilized internal personnel, contract programmers and third-party vendors to identify, prioritize and access Year 2000 noncompliance concerns. To date, the Company has not incurred any material Year 2000 problems or concerns.

The Company relies on third party suppliers for raw materials, water, utilities and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. The Company is also dependent upon its customers for sales and cash flow. The Company has not incurred any Year 2000 interruptions in customer operations. The Company believes its customer base is broad enough to minimize the affects of a simple occurrence. The Company has evaluated the status of third party efforts and determined alternatives and contingency plan requirements should they become necessary. The reduction of risk due to noncompliance with Year 2000 issues includes the identification of alternate suppliers to assure production capability. These activities are intended to provide a means of managing risk but cannot eliminate the potential for disruption due to third party failure.

All statements made herein relating to our Year 2000 efforts are "Year 2000 Readiness Disclosures" made pursuant to the Year 2000 Information and Readiness Disclosures Act, and to the extent applicable, are entitled to the protection of such act.







PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a.)  27.  Financial Data Schedule

b.) The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:  February 14, 2000        /s/ Richard S. Fuller
                      						______________________________
                                    Richard S. Fuller
					                       	President and Chief Executive
                                         Officer



DATE:  February 14, 2000       /s/ Mark D. Bedard
                      						______________________________
                                      Mark D. Bedard
			                       			Treasurer and Chief Financial
                                         Officer