Form 10-K
period 2000-03-31
SMITHFIELD COMPANIES INC
filed 2000-06-27
CIK 835342

SECURITIES AND EXCHANGE COMMISSION
				     Washington, D. C.  20549

				   	      FORM 10-K

		     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			       THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended          Commission File Number
              March 31, 2000                           0-17084

                        THE SMITHFIELD COMPANIES, INC.
            (Exact name of Registrant as specified in its charter)
               Virginia                               54-1167160
            (State or other jurisdic-               (I.R.S. Employer
             tion of incorporation)                  Identification No.)

            311 County Street, Portsmouth, VA                23704
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
[  ]

The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices on June
2, 2000:   $5,808,878

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of June 2, 2000 was 2,150,744 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended March 31, 2000 are incorporated by reference into Parts I and II.

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

 The Company was incorporated in Virginia in 1981 as Pruden Foods, Inc. The name was changed to The Smithfiedl Companies, Inc. in 1985.

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


The Smithfield Ham and Products Co., Inc.

	Founded in 1917 as a specialty food producer emphasizing genuine "Smithfield" hams, Smithfield Ham has evolved from a cured meat producer and meat canner to become primarily a producer of frozen barbecues and chilies for the food service and retail grocery industries. Smithfield Ham began producing frozen barbecues in 1985 primarily for the food service industry. On February 28, 1997, Smithfield Ham acquired the frozen barbecue and chili product lines of Doughtie's Foods, Inc. The operations have been integrated into the Company's plant in Smithfield, Virginia. The frozen line accounted for 88% of the unit's sales during the current year and includes pork, e been integrated into the Company's plant in Smithfield, Virginia. The frozen line accounted for 88% of the unit's sales during the current year and includes pork, chicken and beef barbecues and frozen chili. The frozen line is marketed under the "James River", "Smitty Pig", "Virginia's Choice" and "Doughtie" brands primarily in the Mid-Atlantic States. The significant increase in the frozen line during the past three years is due to the acquisition of the Doughtie's product lines. Management believes the frozen products have significant growth potential.

 Smithfield Ham produces and markets barbecue sauces in plastic and glass containers and portion control packets for both the food service and retail grocery industries. It also markets deviled meat spreads, canned barbecues, country hams and genuine "Smithfield" hams under the "Amber" brand. 7% of Smithfield Ham's sales is composed of cured hams, honey glazed hams, canned meat products and meat spreads in glass containers marketed under the following brands: "James River", "Princess Anne" and "Amber". These products are sold in the Mid-Atlantic States to retail grocery accounts and, jointly with Joyner, by direct mail through seasonal consumer catalogs.

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

 Joyner's business is highly seasonal, concentrated during the Thanksgiving and Christmas holiday period. As a result, the third fiscal quarter accounted for 44% of Joyner's annual sales.


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

	Pruden markets its country meats primarily in Virginia and North Carolina under the "Peanut City" and "Pruden" brands. It also exports hams and shoulders to the Caribbean under its own and private label brands. Pruden's top ten customers account for approximately 81% of its sales.

	Pruden's business is highly seasonal, concentrated during the Thanksgiving and Christmas holiday period. As a result, the third fiscal quarter accounted for 52% of its annual sales.

	The Company acquired Pruden in 1986. The plant is located in Suffolk, Virginia.


Williamsburg Foods, Inc./The Peanut Shop, Inc.

	These two subsidiaries are operated as one unit of the Company and involve a manufacturing facility, which operates as Williamsburg Foods, Inc., and four retail stores, which trade as "The Peanut Shop".

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

	The retail stores, currently located in the southeastern United States, are located in tourist oriented shopping areas.  Each of the four retail stores operate with a separate name depicting its location (i.e. The Peanut Shop of
Williamsburg).  The stores feature their own brand of peanuts and peanut products, an extensive line of other nut products and a large selection of the Company's cured meat products.

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

	Williamsburg sells to a wide variety of specialty retail outlets and catalogers throughout the country. Its vice president and general manager and two sales personnel are responsible for generating sales through direct calls, "fancy food" trade shows and trade publications. Williamsburg's direct consumer marketing (catalog) sales are generated from two mass mailings per year. Wholesale distribution is largely by common carrier. The balance of Williamsburg's sales are accounted for by its subsidiary, The Peanut Shop, Inc., which operates four retail stores.

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

Employees

	As of March 31, 2000, the Company had approximately 94 full-time employees and 79 part-time employees. During the peak holiday period from September through December, the Company typically has employed up to an additional 50 seasonal employees. All hourly, non-clerical employees at Pruden are represented by Local 25/65 of the United Auto Workers Union. The collective bargaining agreement expires on May 7, 2002. At Smithfield Ham and Joyner, all hourly, non-clerical employees are represented by Local 1046 affiliated with the Laborers' International Union of North America, AFL-CIO. Effective
March 1, 2000, the Company entered into a new union contract that will be in effect until February 28, 2005. All other units are non-union. Virginia is a right-to-work state.

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



ITEM 2.  PROPERTIES

    The Smithfield Ham plant is located on seven acres in Smithfield, Virginia. The office and manufacturing facilities have a total of 60,012 square feet. The Joyner facility with 30,714 square feet on three acres is also located in Smithfield. Pruden occupies a 32,127 square foot facility on three acres in Suffolk, Virginia. Williamsburg occupies a 20,000 square foot facility on 1.5 acres in James City County, Virginia. The Company also owns an office building with approximately 13,000 square feet of leasable space. The Company occupies approximately 3,000 square feet and the remaining portion is currently under lease. The Company also owns equipment and vehicles used in its operations. The Company owns all of its property free of any liens or encumbrances. In addition to this property, the Company has operating leases for each of its retail operations. Commitments associated with these leases are disclosed in Note I to the Company's consolidated financial statements and is incorporated herein by reference.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDERS MATTERS

         Common Stock Market Prices and Dividends on page 16 of the annual shareholders report for the year ended March 31, 2000 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     	   Selected Financial Data on page 4 of the annual shareholders report for the year ended March 31, 2000 is incorporated
   	     herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     	   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 5 and 6 of the annual shareholders report for the year ended March 31, 2000 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The report of PricewaterhouseCoopers LLP, independent accountants, and the Consolidated Financial Statements included on pages 7 through 15 of the annual shareholders report for the year ended March 31, 2000 are incorporated herein by reference.

     	   Quarterly Results of Operations on page 15 of the annual shareholders report for the year ended March 31, 2000 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained on pages 3 and 4 in the Company's proxy statement dated June 23, 2000, with respect to directors of the Company, is incorporated herein by reference in response to this item. The information contained on page 16 of the annual shareholders report for the year ended March 31, 2000 with respect to executive officers, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained on pages 5 and 6 in the Company's proxy statement dated June 23, 2000 with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     	   MANAGEMENT

         The information contained on pages 2 and 3 in the Company's proxy statement dated June 23, 2000 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained on pages 4 and 5 in the Company's proxy statement dated June 23, 2000 with respect to certain relationships and related transactions, is incorporated herein by reference to this item.


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

(b) Reports filed on Form 8-K for the quarter ended March 31, 2000--None

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

  S/ James L. Cresimore      Chairman of the Board  June 23, 2000
  James L. Cresimore

  S/ Richard S. Fuller       President and Chief    June 23, 2000
  Richard S. Fuller          Executive Officer
                             (Principal Executive
                             Officer)

  S/ Peter D. Pruden, III    Executive Vice         June 23, 2000
  Peter D. Pruden, III       President, Secretary
                             and Director

  S/ Mark D. Bedard          Treasurer and Chief    June 23, 2000
  Mark D. Bedard             Financial Officer
                             (Principal Financial
                             Officer and Principal
                             Accounting Officer)

  S/ Bernard C. Baldwin,III  Director               June 23, 2000
  Bernard C. Baldwin, III


  S/ Frank H. Buhler         Director               June 23, 2000
  Frank H. Buhler


  S/ R. Scott Morgan         Director               June 23, 2000
  R. Scott Morgan




















ANNUAL REPORT ON FORM 10-K

ITEM 14 (a) (1) AND (2), (c) AND (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MARCH 31, 2000

THE SMITHFIELD COMPANIES, INC.

PORTSMOUTH, VIRGINIA




FORM 10-K--ITEM 14 (a) (1) AND (2)

THE SMITHFIELD COMPANIES, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of The Smithfield Companies, Inc. and subsidiaries, included in the annual report of the Registrant to its shareholders for the year ended March 31, 2000, are incorporated by reference in Item 8:

     Consolidated balance sheets--March 31, 2000 and 1999

     Consolidated statements of income--Years ended
     March 31, 2000, 1999 and 1998

     Consolidated statements of cash flows--Years ended March 31, 2000, 1999 and 1998

     Notes to consolidated financial statements--March 31, 2000

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

Year ended March 31, 2000:
 Deducted from
 asset accounts:
  Allowance for
  doubtful accounts     $79,000      $ 2,000              $11,000     $70,000
                        =======      =======              =======     =======

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


REPORT OF INDEPENDENT ACCOUNTANTS



Shareholders and Board of Directors
The Smithfield Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated May 24, 2000, appearing in the March 31, 2000 Annual Report of Shareholders of The Smithfield Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the financial statement schedule listed in item 14 (a)(1)&(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                            s/ PricewaterhouseCoopers LLP
                                            PricewaterhouseCoopers LLP

Virginia Beach, Virginia
May 24, 2000