Form 10-Q
period 2000-06-30
SMITHFIELD COMPANIES INC
filed 2000-08-14
CIK 835342

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended: June 30, 2000

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

Common Stock, no par or stated value--2,136,744 shares as of August 4, 2000







                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--June 30, 2000
  and March 31, 2000

  Condensed consolidated statements of income--Three months ended June 30, 2000 and 1999

  Condensed consolidated statements of cash flows--Three months ended June 30, 2000 and 1999

  Notes to condensed consolidated financial statements--
  June 30, 2000

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

















PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                            June 30        March 31
                                             2000            2000
                                          (unaudited)       (Note)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $ 5,985,769    $ 6,844,346
  Certificate of deposit                    1,051,569      1,038,529
  Trade receivables, less allowances
    of $74,000 and $70,000                  1,522,429      1,157,744
  Inventories                               3,448,925      3,228,829
  Prepaid expenses and other                  116,557         59,225
  Deferred income taxes                       100,000        100,000
                                          -----------    -----------
                 TOTAL CURRENT ASSETS      12,225,249     12,428,673

PROPERTY, PLANT AND EQUIPMENT               9,529,269      9,494,855
  less allowances for depreciation          4,118,305      3,977,784
                                          -----------    -----------
                                            5,410,964      5,517,071
OTHER ASSETS                                1,139,453      1,156,411
                                          -----------    -----------
                                          $18,775,666    $19,102,155
                                          ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        $   592,134    $   627,174
  Other current liabilities                   609,703        698,422
                                          -----------    -----------
           TOTAL CURRENT LIABILITIES        1,201,837      1,325,596

LONG-TERM DEBT                              2,800,000      2,800,000

SHAREHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 2,136,744
    shares and 2,172,744 shares             1,004,195      1,238,570
  Retained earnings                        13,769,634     13,737,989
                                          -----------    -----------
                                           14,773,829     14,976,559
                                          -----------    -----------
                                          $18,775,666    $19,102,155
                                          ===========    ===========

Note: The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.





THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                        Three months ended June 30
                                           2000             1999

Net sales                               $4,238,398       $4,055,972
Cost of goods sold                       2,849,773        2,616,205
                                        ----------       ----------
                       GROSS PROFIT      1,388,625        1,439,767
Other operating revenue                     12,270           18,800
                                        ----------       ----------
                                         1,400,895        1,458,567
Selling, general and
  administrative expenses                1,337,644        1,233,071
                                        ----------       ----------
                   OPERATING INCOME         63,251          225,496

Interest income                            104,392           84,854
Interest expense                           (40,407)         (32,240)
                                        ----------       ----------
       		       INCOME BEFORE
                       INCOME TAXES        127,236          278,110

Income taxes                                20,000           78,000
                                        ----------       ----------

                         NET INCOME     $  107,236       $  200,110
                                        ==========       ==========

           BASIC EARNINGS PER SHARE     $      .05       $      .09
                                        ==========       ==========

         DILUTED EARNINGS PER SHARE     $      .05       $      .09
                                        ==========       ==========
                   WEIGHTED AVERAGE
          SHARES OUTSTANDING--BASIC      2,157,195        2,265,928
                                        ==========       ==========
                   WEIGHTED AVERAGE
        SHARES OUTSTANDING--DILUTED      2,184,542        2,286,772
                                        ==========       ==========

See notes to condensed consolidated financial statements.




THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Three months ended June 30
                                                   2000          1999
OPERATING ACTIVITIES
  Net income                                   $  107,236    $  200,110
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization               160,979       159,454
      Gain on disposal of property
        and equipment                                            (5,701)
      Change in assets and liabilities:
        Trade receivables                        (364,685)     (142,192)
        Inventories                              (220,096)     (734,607)
        Prepaid expenses and other                (57,332)      (69,176)
        Accounts payable and other
          current liabilities                    (123,759)      225,913
                                               ----------    ----------
                           NET CASH USED IN
                       OPERATING ACTIVITIES      (497,657)     (366,199)
INVESTING ACTIVITIES
  Purchase of certificate of deposit              (13,040)   (1,000,000)
  Purchase of property and equipment              (34,414)     (412,477)
  Proceeds from sale of property and
    equipment                                                    17,000
                                               ----------    ----------
                           NET CASH USED IN
                       INVESTING ACTIVITIES       (47,454)   (1,395,477)
FINANCING ACTIVITIES
  Bond issuance costs paid                         (3,500)
  Cash dividends paid                             (75,591)     (190,803)
  Repurchase of common stock                     (234,375)     (707,802)
                                               ----------    ----------
                           NET CASH USED IN
                       FINANCING ACTIVITIES      (313,466)     (898,605)
                                               ----------    ----------
                       NET DECREASE IN CASH
                       AND CASH EQUIVALENTS      (858,577)   (2,660,281)
Cash and cash equivalents at
  beginning of period                           6,844,346     9,728,710
                                               ----------    ----------
                              CASH AND CASH
               EQUIVALENTS AT END OF PERIOD    $5,985,769    $7,068,429
                                               ==========    ==========

See notes to condensed consolidated financial statements.




THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2000

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 is not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended by SFAS No. 137, is effective for financial statements issued for all fiscal quarters for fiscal years beginning after June 15, 2000. The Company does not expect that SFAS No. 133 will have a material effect on its financial condition or results of operations.

Securities & Exchange Commission Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101B, is effective no later than fiscal quarter ended December 31, 2000. Adoption of SAB 101 is not expected to have a material effect on the recognition, presentation, and disclosure of revenue.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                                June 30, 2000      March 31, 2000

  Finished Goods       		   $1,862,265          $1,295,332
  Production Materials:
    Meats                           923,106           1,245,700
    Other Ingredients               187,871             197,833
    Packing Materials               475,683             489,964
                                 ----------          ----------
	  					   $3,448,925          $3,228,829
                                 ==========          ==========

NOTE C-SHAREHOLDERS' EQUITY

During the three months ended June 30, 2000 the company purchased and retired 36,000 shares of its Common Stock at a cost of $234,375.


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

Results of Operations

Net sales for the three months ended June 30, 2000 were $4,238,398 compared to $4,055,972 for the three months ended June 30, 1999. This increase in sales was the result of increased demand in all major product lines. Gross profit for the three months ended June 30, 2000 decreased to 32.8% compared to 35.5% for the three months ended June 30, 1999. The lower margins were due to higher pork related raw material costs.

Selling, general and administrative expenses (SG&A) increased 8.5% during the three months ended June 30, 2000 to $1,337,644 from $1,233,071 for the three months ended June 30, 1999. Selling expenses accounted for all of the increase. This increase was a conscious effort to increase our frozen food business due to our increased plant capacity. General and administrative expenses actually decreased marginally during the current year compared to the prior year.

Net interest income increased to $63,895 for the three months ended June 30, 2000 compared to $52,614 for the three months ended June 30, 1999. Lower invested balances during the current year were more than offset by higher interest rates.

Income tax rates are lower than statutory rates primarily because of interest income from tax-exempt municipal bond funds.

Liquidity and Capital Resources

At June 30, 2000 the Company had an Industrial Development Revenue Bond in the amount of $2,800,000 outstanding. The Bond matures in the year 2014 and has principle payments of $500,000 due in 2004 and 2009.

At June 30, 2000, the Company had approximately $6.0 million invested in short-term highly liquid debt instruments and $1.1 million in a certificate of deposit that matures in October 2000. In addition, the Company has an unused $10 million line of credit loan with a bank bearing interest at the LIBOR market plus .50% which expires on July 31, 2001.

Management believes its liquidity and capital resources to be excellent and current cash flows and available funds are sufficient to satisfy existing cash requirements.


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


PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on July 27, 2000, the following proposals were submitted to a vote of the holders of the Company's common stock voting as indicated:

1. Approval of a proposal to elect the following individuals as directors of the Company:

                  DIRECTOR	         	 		FOR	     		WITHHELD
               James L. Cresimore	   1,630,592	      3,700
               Richard S. Fuller  	  1,629,992		     4,300

2. Approval of a proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for 2001:

                    FOR		     	AGAINST    	ABSTAI
			              1,634,292		      0	     		   0

Item 6 - Exhibits and Reports on Form 8-K

a.) 	27.  Financial Data Schedule

b.)  The Company did not file any reports on Form 8-K during the 	three
     months ended June 30, 2000.














SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:  August 11, 2000           /s/ Richard S. Fuller
                      						______________________________
                                    Richard S. Fuller
                      						President and Chief Executive
                                         Officer



DATE:  August 11, 2000          /s/ Mark D. Bedard
                      						______________________________
                                      Mark D. Bedard
						                      Treasurer and Chief Financial
                                         Officer