Form 10-Q
period 2000-09-30
SMITHFIELD COMPANIES INC
filed 2000-11-14
CIK 835342

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended September 30, 2000

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

Common Stock, no par or stated value--2,136,744 shares as of November 3, 2000







                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--September 30, 2000
  and March 31, 2000

  Condensed consolidated statements of income--Three months ended September 30, 2000 and 1999; Six months ended
  September 30, 2000 and 1999

  Condensed consolidated statements of cash flows--Six months ended September 30, 2000 and 1999

  Notes to condensed consolidated financial statements--
  September 30, 2000

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES













PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                         September 30     March 31
                                             2000           2000
                                          (unaudited)      (Note)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $ 4,319,982   $ 6,844,346
  Certificate of deposit                    1,065,792     1,038,529
  Receivables, less allowances
    of $86,000 and $79,000                  1,353,060     1,157,744
  Inventories                               4,785,991     3,228,829
  Prepaid expenses and other                  163,784        59,225
  Deferred income taxes                       100,000       100,000
                                          -----------   -----------
                  TOTAL CURRENT ASSETS     11,788,609    12,428,673

PROPERTY, PLANT AND EQUIPMENT               9,633,791     9,494,855
  less accumulated depreciation             4,252,058     3,977,784
                                          -----------   -----------
                                            5,381,733     5,517,071
OTHER ASSETS                                2,354,037     1,156,411
                                          -----------   -----------
                                          $19,524,379   $19,102,155
                                          ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                        $ 1,129,166   $   627,174
  Other current liabilities                   727,752       698,422
                                          -----------   -----------
            TOTAL CURRENT LIABILITIES       1,856,918     1,325,596
LONG-TERM DEBT                              2,800,000     2,800,000
SHAREHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 2,136,744
    shares and 2,214,744 shares             1,004,195     1,238,570
  Retained earnings                        13,819,267    13,737,989
  Accumulated other comprehensive
    income, net of income taxes                43,999
                                          -----------   -----------
                                           14,867,461    14,976,559
                                          -----------   -----------
                                          $19,524,379   $19,102,155
                                          ===========   ===========

Note: The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.



  THE SMITHFIELD COMPANIES, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Three months ended      Six months ended
                                  September 30           September 30
                                2000       1999        2000       1999

  Net sales                  $4,081,153 $4,395,243  $8,319,551 $8,451,215
  Cost of goods sold          2,757,597  2,990,264   5,607,370  5,606,469
                             ---------- ----------  ---------- ----------

                GROSS PROFIT  1,323,556  1,404,979   2,712,181  2,844,746
  Other operating revenue        35,389     18,276      47,659     37,076
                             ---------- ----------  ---------- ----------

                              1,358,945  1,423,255   2,759,840  2,881,822
  Selling, general and
  administrative expenses     1,275,080  1,289,874   2,612,724  2,522,945
                             ---------- ----------  ---------- ----------

            OPERATING INCOME     83,865    133,381     147,116    358,877

  Other income                  115,938     93,411     220,330    178,265
  Interest expense              (38,384)   (31,697)    (78,791)   (63,937)
                             ---------- ----------  ---------- ----------
               INCOME BEFORE
                INCOME TAXES    161,419    195,095     288,655    473,205

  Income taxes                   37,000     50,000      57,000    128,000
                             ---------- ----------  ---------- ----------

                  NET INCOME $  124,419 $  145,095  $  231,655 $  345,205
                             ========== ==========  ========== ==========

    BASIC EARNINGS PER SHARE $      .06 $      .06  $      .11 $      .15
 	                           ========== ==========  ========== ==========

  DILUTED EARNINGS PER SHARE $      .06 $      .06  $      .11 $      .15
             	               ========== ==========  ========== ==========
            WEIGHTED AVERAGE
   SHARES OUTSTANDING--BASIC  2,136,744  2,241,483   2,146,913  2,253,639
                             ========== ==========  ========== ==========
            WEIGHTED AVERAGE
 SHARES OUTSTANDING--DILUTED  2,159,056  2,262,559   2,171,812  2,274,601
                             ========== ==========  ========== ==========

  See notes to condensed consolidated financial statements.


  THE SMITHFIELD COMPANIES, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Six months ended September 30
                                                   2000          1999
  OPERATING ACTIVITIES
    Net income                                 $  231,655    $  345,205
    Adjustments to reconcile net
      income to net cash used in
      operating activities:
        Depreciation and amortization             320,780       318,247
        Gain on disposal of property and
          sale of marketable securities           (25,442)       (5,701)
        Change in assets and liabilities:
          Trade receivables                      (195,316)     (365,456)
          Inventories                          (1,557,162)   (1,453,057)
          Prepaid expenses and other             (104,559)      (99,350)
          Accounts payable and other
            current liabilities                   455,072       155,278
                                               ----------    ----------
                            NET CASH USED IN
                        OPERATING ACTIVITIES     (874,972)   (1,104,834)

  INVESTING ACTIVITIES
    Purchase of certificate of deposit            (27,263)   (1,012,590)
    Purchase of property and equipment           (145,595)     (637,357)
    Purchase of marketable securities          (1,169,121)
    Proceeds from sale of property and
      marketable securities                        80,839        40,742
                                               ----------    ----------
                            NET CASH USED IN
                        INVESTING ACTIVITIES   (1,261,140)   (1,609,205)
  FINANCING ACTIVITIES
    Bond issuance costs paid                       (3,500)
    Cash dividends paid                          (150,377)     (269,369)
    Repurchase of common stock                   (234,375)     (934,672)
                                               ----------    ----------
                            NET CASH USED IN
                        FINANCING ACTIVITIES     (388,252)   (1,204,041)
                                               ----------    ----------
                        NET DECREASE IN CASH
                        AND CASH EQUIVALENTS   (2,524,364)   (3,918,080)
  Cash and cash equivalents at
    beginning of period                         6,844,346     9,728,710
                                               ----------    ----------
                               CASH AND CASH
                EQUIVALENTS AT END OF PERIOD   $4,319,982    $5,810,630
                                               ==========    ==========

  See notes to condensed consolidated financial statements.

THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2000

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended by SFAS No. 137, is effective for financial statements for all fiscal quarters for fiscal years beginning after June 15, 2000. The Company does not expect that SFAS No. 133 will have a material effect on its financial condition or results of operations.

Securities & Exchange Commission Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101B, is effective no later than fiscal quarter ended December 31, 2000. Adoption of SAB 101 is not expected to have a material effect on the recognition, presentation, and disclosure of revenue.

In March 2000, the Financial Accounting Standards Board, (FASB) issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44), providing new accounting rules for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). FIN 44 does not change FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). The new rules are significant and could result in compensation expense in several situations in which no expense is typically recorded under current practice. FIN 44 is generally effective for transactions occurring after July 1, 2000, however, the accounting must be applied prospectively to certain transactions consummated after December 15, 1998. The Company does not expect that FIN 44 will have a material effect on its financial condition or results of operations.



THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-
Continued

September 30, 2000

NOTE B--INVENTORIES

The components of inventory consist of the following:

                            September 30, 2000     March 31, 2000
  Finished Goods                 $2,690,708          $1,295,332
  Production Materials:
    Meats                         1,242,583           1,245,700
    Other Ingredients               220,821             197,833
    Packing Materials               631,879             489,964
                                 ----------          ----------
                                 $4,785,991          $3,228,829
                                 ==========          ==========


NOTE C-MARKETABLE SECURITIES

Equity securities are summarized as follows:

                                        Gross        Gross      Estimated
                                      Unrealized   Unrealized      Fair
Available for Sale          Cost        Gains        Losses        Value

Common stock           $1,722,158     $195,348      $107,693    $1,809,813

Proceeds from sales of investment securities available for sale were $38,499, resulting in realized gains of $18,499.

During the second quarter the Company sold several call options related to the above available for sale securities. All of these call options expire during the third quarter of fiscal 2001. Call options in the amount of $48,250 are included in other current liabilities on the condensed consolidated balance sheets as of September 30, 2000.

NOTE D-SHAREHOLDERS' EQUITY

During the six months ended September 30, 2000 the Company purchased and retired 36,000 shares of its common stock at a cost of $234,375.






THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-
Continued

September 30, 2000

NOTE E-COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Other comprehensive income includes unrealized gains and losses on equity securities classified as available for sale and are included as a component of stockholders' equity. Information concerning the Company's other comprehensive income for the six months ended September 30, 2000 and 1999 is as follows:

                                     2000               1999

  Net income                       $231,655            $345,205

  Other comprehensive income,
    net of income taxes              43,999
                                 ----------          ----------

  Comprehensive income             $275,654            $345,205
                                 ==========          ==========







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

Results of Continuing Operations

Net sales for the three months ended September 30, 2000 were $4,081,153 compared to $4,395,243 for the three months ended September 30, 1999. Net sales for the six months ended September 30, 2000 were $8,319,551 compared to $8,451,215 for the six months ended September 30, 1999. The decrease in net sales was due to softer demand for some of the Company's low margin cured meat products during the second quarter. Much of this was a conscious effort to increase production of further processed ham products, which carry higher margins.

Gross profit margin for the three months ended September 30, 2000 remained relatively stable at 32.4% compared to 32.0% for the three months ended September 30, 1999. Gross profit for the six months ended September 30, 2000 decreased to 32.6% compared to 33.7% for the six months ended September 30, 1999. The lower margins were due to higher pork related raw material costs.

Selling, general and administrative (SG&A) expenses decreased 1.1% and increased 3.6% during the three and six months ended September 30, 2000, respectively, compared to the prior year. Selling expenses, stayed constant in the current period, but increased as a percentage of net sales during the three and six months ended September 30, 2000 compared to the prior year.
This increase was a conscious effort to increase our frozen food business due to our increased plant capacity. General and administrative expenses actually decreased marginally during the three and six months ended September 30, 2000 compared to the prior year.

Income tax rates are lower than statutory rates primarily because of interest from tax-exempt municipal bond funds.

Liquidity and Capital Resources

At September 30, 2000 the Company had an Industrial Development Revenue Bond in the amount of $2,800,000 outstanding. The Bond matures in the year 2014 and has principle payments of $500,000 due in 2004 and 2009.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued

At September 30, 2000, the Company had approximately $4.3 million invested in short-term highly liquid debt instruments and $1.1 million in a certificate of deposit that matures in December 2000. During the three months ended September 30, 2000 the Company used approximately $1.2 million of its short-term debt instruments to purchase marketable securities. In addition, the Company has an unused $10 million line of credit loan with a bank bearing interest at the LIBOR market plus .50% which expires on July 31, 2001.

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

b.) The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.





















SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:  November 10, 2000         /s/ Richard S. Fuller
                        						______________________________
                                    Richard S. Fuller
						                        President and Chief Executive
                                         Officer



DATE:  November 10, 2000       /s/ Mark D. Bedard
                        						______________________________
                                      Mark D. Bedard
					                        	Treasurer and Chief Financial
                                         Officer










10


9