Form 10-Q
period 2000-12-31
SMITHFIELD COMPANIES INC
filed 2001-02-15
CIK 835342

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended December 31, 2000

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

Common Stock, no par or stated value--2,114,593 shares as of February 8, 2001







                           INDEX


       THE SMITHFIELD COMPANIES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--December 31, 2000
  and March 31, 2000

  Condensed consolidated statements of income--Three and nine months ended December 31, 2000 and 1999

  Condensed consolidated statements of cash flows--Nine months ended December 31, 2000 and 1999

  Notes to condensed consolidated financial statements--
  December 31, 2000

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES













PART I.  FINANCIAL INFORMATION

THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                          December 31     March 31
                                             2000           2000
                                          (unaudited)      (Note)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $ 7,244,550   $ 6,844,346
  Certificate of deposit                    1,007,751     1,038,529
  Receivables, less allowances
    of $87,000 and $70,000                  2,623,207     1,157,744
  Inventories                               2,246,508     3,228,829
  Prepaid expenses                            109,574        59,225
  Deferred income taxes                       100,000       100,000
                                          -----------   -----------
                  TOTAL CURRENT ASSETS     13,331,590    12,428,673
PROPERTY AND EQUIPMENT                      9,730,452     9,494,855
  less accumulated depreciation             4,397,598     3,977,784
                                          -----------   -----------
                                            5,332,854     5,517,071
OTHER ASSETS                                1,830,658     1,156,411
                                          -----------   -----------
                                          $20,495,102   $19,102,155
                                          ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                        $ 1,301,849   $   627,174
  Other current liabilities                 1,120,772       698,422
                                          -----------   -----------
            TOTAL CURRENT LIABILITIES       2,422,621     1,325,596
LONG-TERM DEBT                              2,800,000     2,800,000
SHAREHOLDERS' EQUITY
  Common stock, no par or stated
    value--authorized 5,000,000 shares;
    issued and outstanding 2,123,109
    shares and 2,172,744 shares               920,822     1,238,570
  Retained earnings                        14,388,832    13,737,989
  Accumulated other comprehensive
    income (loss), net of income taxes        (37,173)
                                          -----------   -----------
                                           15,272,481    14,976,559
                                          -----------   -----------
                                          $20,495,102   $19,102,155
                                          ===========   ===========

Note: The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.



THE SMITHFIELD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                               Three months ended     Nine months ended
                                  December 31            December 31
                                2000       1999        2000       1999

  Net sales                  $8,837,140 $8,474,368 $17,156,691 $16,925,583
  Cost of goods sold          5,845,073  5,568,625  11,452,443  11,175,094
                             ---------- ---------- ----------- -----------

                GROSS PROFIT  2,992,067  2,905,743   5,704,248   5,750,489
  Other operating revenue       (14,889)    17,719      32,770      54,795
                             ---------- ---------- ----------- -----------

                              2,977,178  2,923,462   5,737,018   5,805,284
  Selling, general and
  administrative expenses     2,111,056  2,054,146   4,723,780   4,577,091
                             ---------- ---------- ----------- -----------

            OPERATING INCOME    866,122    869,316   1,013,238   1,228,193

  Other income                  169,883     88,787     390,213     267,052
  Interest expense              (42,970)   (35,593)   (121,761)    (99,530)
                             ---------- ---------- ----------- -----------
               INCOME BEFORE
                INCOME TAXES    993,035    922,510   1,281,690   1,395,715

  Income taxes                  338,000    310,000     395,000     438,000
                             ---------- ---------- ----------- -----------

                  NET INCOME $  655,035 $  612,510 $   886,690 $   957,715
                             ========== ========== =========== ===========

    BASIC EARNINGS PER SHARE $      .31 $      .28 $       .41 $       .43
    	                        ========== ========== =========== ===========

  DILUTED EARNINGS PER SHARE $      .30 $      .27 $       .41 $       .42
                	            ========== ========== =========== ===========
            WEIGHTED AVERAGE
   SHARES OUTSTANDING--BASIC  2,133,085  2,204,548   2,142,287   2,237,216
                             ========== ========== =========== ===========
            WEIGHTED AVERAGE
 SHARES OUTSTANDING--DILUTED  2,154,800  2,245,705   2,166,154   2,279,336
                             ========== ========== =========== ===========

 See notes to condensed consolidated financial statements.


  THE SMITHFIELD COMPANIES, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Nine months ended December 31
                                                   2000          1999
  OPERATING ACTIVITIES
    Net income                                 $  886,690    $  957,715
    Adjustments to reconcile net
      income to net cash provided by
      operating activities:
        Depreciation and amortization             485,711       482,326
        Gain on sale of marketable secur-
          ities and disposal of property         (100,210)       (5,701)
        Change in assets and liabilities:
          Trade receivables                    (1,465,463)   (1,856,387)
          Inventories                             982,321       722,158
          Prepaid expenses                        (50,349)      (22,650)
          Accounts payable and other
            current liabilities                 1,119,025       470,190
                                               ----------    ----------
                        NET CASH PROVIDED BY
                        OPERATING ACTIVITIES    1,857,725       747,651

  INVESTING ACTIVITIES
    Purchase of certificate of deposit           (285,013)   (1,025,479)
    Purchase of property and equipment           (242,256)     (773,638)
    Purchase of marketable securities          (1,590,236)
    Proceeds from certificate of deposit          315,791
    Proceeds from sale of property                               40,742
    Proceeds from sale of marketable
      securities                                  901,288
                                               ----------    ----------
                            NET CASH USED IN
                        INVESTING ACTIVITIES     (900,426)   (1,758,375)
  FINANCING ACTIVITIES
    Bond issuance costs paid                       (3,500)
    Cash dividends paid                          (235,847)     (346,535)
    Repurchase of common stock                   (317,748)   (1,179,922)
                                               ----------    ----------
                            NET CASH USED IN
                        FINANCING ACTIVITIES     (557,095)   (1,526,457)
                                               ----------    ----------
                  NET INCREASE (DECREASE) IN
                   CASH AND CASH EQUIVALENTS      400,204    (2,537,181)
  Cash and cash equivalents at
    beginning of period                         6,844,346     9,728,710
                                               ----------    ----------
                               CASH AND CASH
                EQUIVALENTS AT END OF PERIOD   $7,244,550    $7,191,529
                                               ==========    ==========

See notes to condensed consolidated financial statements.

THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2000


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended by SFAS No. 137, is effective for financial statements for all fiscal quarters for fiscal years beginning after June 15, 2000. The Company does not expect that SFAS No. 133 will have a material effect on its financial condition or results of operations.

Securities & Exchange Commission Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101B, is effective in the current fiscal quarter. Adoption of SAB 101 has not had a material effect on the recognition, presentation, and disclosure of revenue.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                             December 31, 2000     March 31, 2000

  Finished Goods            		   $1,181,373          $1,295,332
  Production Materials:
    Meats                           331,514           1,245,700
    Other Ingredients               206,858             197,833
    Packing Materials               526,763             489,964
                                 ----------          ----------
	  					                         $2,246,508          $3,228,829
                                 ==========          ==========


THE SMITHFIELD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-
Continued

December 31, 2000

NOTE C-MARKETABLE SECURITIES

Equity securities are summarized as follows:

                                        Gross        Gross      Estimated
                                      Unrealized   Unrealized      Fair
Available for Sale          Cost        Gains        Losses        Value

Common stock           $1,364,998      $91,047      $150,220    $1,305,825

Proceeds from sales of marketable securities available for sale were $901,288 resulting in realized gains of $100,210.

NOTE D--SHAREHOLDERS' EQUITY

During the nine months ended December 31, 2000 the Company purchased and retired 49,635 shares of its Common Stock at a cost of $317,748.

Subsequent to December 31, 2000, the company purchased and retired 8,516 shares of its Common Stock at a cost of $51,096.

NOTE E-COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gains and losses on equity securities classified as available for sale and is included as a component of stockholders' equity. Information concerning the Company's other comprehensive income for the nine months ended December 31, 2000 and 1999 is as follows:
                                     2000                1999

  Net income                       $886,690            $957,715
  Other comprehensive income
   (loss),net of income taxes       (37,173)
                                 ----------          ----------

  Comprehensive income             $849,517            $957,715
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

Results of Continuing Operations

Net sales for the three months ended December 31, 2000 increased to $8,837,140 compared to $8,474,368 for the three months ended December 31, 1999. Net sales for the nine months ended December 31, 2000 also increased to $17,156,691 compared to $16,925,583 for the nine months ended December 31, 1999. The increase in net sales for the three and nine months ended December 31, 2000 was primarily due to increased seasonal demand in the Company's specialty food businesses and mail order catalogs.

Gross profit margins for the three and nine months ended December 31, 2000 decreased slightly compared to the prior year. The lower margins were primarily due to higher pork related raw material costs.

Selling, general and administrative expenses increased 2.8% and 3.2% during the three and nine months ended December 31, 2000, respectively, compared to the prior year. Selling expenses increased as a percentage of net sales to 15.8% for the nine months ended December 31, 2000 from 14.9% for the nine months ended December 31, 1999. This increase was a conscious effort to increase our frozen food business due to our increased plant capacity. General and administrative expenses actually decreased marginally during the three and nine months ended December 31, 2000 compared to the prior year.

Income tax rates are lower than statutory rates primarily because of interest from tax-exempt municipal bond funds.

Liquidity and Capital Resources

At December 31, 2000, the Company had an Industrial Development Revenue Bond in the amount of $2,800,000 outstanding. The Bond matures in the year 2014 and has principle payments of $500,000 due in 2004 and 2009.

At December 31, 2000, the Company had approximately $5.5 million invested in short-term highly liquid debt instruments and $1.0 million in a certificate of deposit that matures in December 2001. In addition, the Company has an unused $10 million line of credit loan with a bank bearing interest at the LIBOR market plus .50% which expires on July 31, 2000.



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

The Company traditionally increases inventory during the first six months of its fiscal year to meet the increased demand for its products during the Christmas season. The Company normally finances this increase in inventory through its operating cash flow and the use of some of its short-term securities.

Forward-Looking Information

This report may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include statements concerning the Company's outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by the statements.



PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a.)  27.  Financial Data Schedule

b.) The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						THE SMITHFIELD COMPANIES, INC.
                                        (registrant)



DATE:  February 14, 2001        /s/ Richard S. Fuller
                        						______________________________
                                    Richard S. Fuller
						                         President and Chief Executive
                                         Officer



DATE:  February 14, 2001       /s/ Mark D. Bedard
                        						______________________________
                                      Mark D. Bedard
						                         Treasurer and Chief Financial
                                         Officer






10


10