Form 10-K
period 2001-03-31
SMITHFIELD COMPANIES INC
filed 2001-06-29
CIK 835342

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended                      Commission File Number
           March 31, 2001                                  0-17084
           --------------                                  -------

                       THE SMITHFIELD COMPANIES, INC.
                       ------------------------------
             (Exact name of Registrant as specified in its charter)

              Virginia                                    54-1167160
              --------                                    ----------
       (State or other jurisdic-                      (I.R.S. Employer
        tion of incorporation)                       Identification No.)

     311 County Street, Portsmouth, VA                        23704
     ---------------------------------                        -----
 (Address of principal executive offices)                   (Zip Code)

  Registrant's telephone number including area code:(757) 399-3100 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, No Par or Stated Value
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes  X    No
                                                      -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                           [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices on June 15,
2001:      $3,609,387

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of June 15, 2001 was 2,114,593 shares of Common Stock.

PART I

ITEM 1.   BUSINESS

General
-------

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

     On April 30, 2001, the Company entered into a definitive merger agreement with Smithfield Foods, Inc. pursuant to which a subsidiary of Smithfield Foods, Inc. is being merged with and into the Company. Pursuant to the merger agreement, each share of the Company's common stock outstanding immeditely prior to the effective time of the merger, other than dissenting shares and shares held by Smithfield Foods, will be converted into and become exchangeable for an amount in cash equal to $8.50 without interest. The Company's board of directors has unanimously approved the merger agreement and recommended approval to the shareholders. Completion of the merger is subject to the customary conditions, including approval by more than two-thirds of the outstanding shares of common stock. Shareholders holding approximately 77% of the outstanding shares have agreed to vote in favor of the merger. The merger is expected to be completed during the Company's second quarter of fiscal 2002. The merger agreement has been attached as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2001. Please see the Form 8-K for more information on the merger agreement.

The Smithfield Ham and Products Co., Inc.
-----------------------------------------

     Founded in 1917 as a specialty food producer emphasizing genuine "Smithfield" hams, Smithfield Ham has evolved from a cured meat producer and meat canner to become primarily a producer of frozen barbecues and chilies for the food service and retail grocery industries. Smithfield Ham began producing frozen barbecues in 1985 primarily for the food service industry. On February 28, 1997, Smithfield Ham acquired the frozen barbecue and chili product lines of Doughtie's Foods, Inc. The operations have been integrated into the Company's plant in Smithfield, Virginia. The frozen line accounted for 86% of the unit's sales during the current year and includes pork, chicken and beef barbecues and frozen chili. The frozen line is marketed under the "James River", "Smitty Pig", "Virginia's Choice" and "Doughtie" brands primarily in the Mid-Atlantic States. The significant increase in the frozen line during the past three years is due to the acquisition of the Doughtie's product lines. Management believes the frozen products have significant growth potential.

     Smithfield Ham produces and markets barbecue sauces in plastic and glass containers and portion control packets for both the food service and retail grocery industries. It also markets deviled meat spreads, canned barbecues, country hams and genuine "Smithfield" hams under the "Amber" brand. 9% of Smithfield Ham's sales is composed of cured hams, honey glazed hams, canned meat products and meat spreads in glass containers marketed under the following brands: "James River", "Princess Anne" and "Amber". These products are sold in the Mid-Atlantic States to retail grocery accounts and, jointly with Joyner, by direct mail through seasonal consumer catalogs.

   The remaining 5% of the unit's sales relates to barbecue sauces sold to the fast food industry. These products are marketed primarily in the southeast under the "James River" brand.

V. W. Joyner & Co.
------------------

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

     Joyner's business is highly seasonal, concentrated during the Thanksgiving and Christmas holiday period. As a result, the third fiscal quarter accounted for 51% of Joyner's annual sales.


Pruden Packing Co., Inc.
------------------------

     Established in 1917 by P. D. Pruden, Pruden's first 50 years involved a number of activities, including curing country hams and other pork products, ginning cotton and packing potatoes and watermelons. By the late 1960's, Pruden focused exclusively on curing and packing dry cured pork products, including country hams, bacon and shoulders, which remain its primary products.

     Pruden markets its country meats primarily in Virginia and North Carolina under the "Peanut City" and "Pruden" brands. It also exports hams and shoulders to the Caribbean under its own and private label brands. Pruden's top ten customers account for approximately 84% of its sales.

     Pruden's business is highly seasonal, concentrated during the Thanksgiving and Christmas holiday period. As a result, the third fiscal quarter accounted for 57% of its annual sales.

     The Company acquired Pruden in 1986. The plant is located in Suffolk, Virginia.

Williamsburg Foods, Inc./The Peanut Shop, Inc.
----------------------------------------------

     These two subsidiaries are operated as one unit of the Company and involve a manufacturing facility, which operates as Williamsburg Foods, Inc., and four retail stores, which trade as "The Peanut Shop".

----------------------------------------------------------

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

Marketing and Customers
-----------------------

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

-----------------------------------

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

Raw Materials
-------------

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

Competition
-----------

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

Employees
---------

     As of March 31, 2001, the Company had approximately 84 full-time employees and 76 part-time employees. During the peak holiday period from September through December, the Company typically has employed up to an additional 50 seasonal employees. All hourly, non-clerical employees at Pruden are represented by Local 25/65 of the United Auto Workers Union. The collective bargaining agreement expires on May 7, 2002. At Smithfield Ham and Joyner, all hourly, non-clerical employees are represented by Local 1046 affiliated with the Laborers' International Union of North America, AFL-CIO. Effective March 1, 2000, the Company entered into a new union contract that will be in effect until February 28, 2005. All other units are non-union. Virginia is a right-to-work state.

     None of the units with collective bargaining agreements has ever experienced a strike and the Company considers its employee relations to be good.

Government Regulation
---------------------

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

Trademarks
----------

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

ITEM 3.  LEGAL PROCEEDINGS  --  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
         MATTERS

Since September 19, 2000, the Company's common stock is traded on the OTC Bulletin Board Market under the symbol HAMS.OB. Prior to September 19, 2000, the Company's common stock traded on the Nasdaq Small Cap Market under the symbol HAMS. The following table sets forth the quarterly high and low market prices and dividends paid for each quarter of fiscal 2001 and 2000.

Fiscal 2001                             High     Low      Fiscal 2000           High      Low
First Quarter                          6  3/4     6       First Quarter             8   7  1/8
Second Quarter                         6  1/2     6       Second Quarter       8  7/8   7  7/16
Third Quarter                          6  1/2     6       Third Quarter        8  1/8   7  1/2
Fourth Quarter                         6  1/2     6       Fourth Quarter       7  1/4   6  5/8


Dividends                               2001       2000
First Quarter                          $0.035     $0.035
Second Quarter                         $0.035     $0.085
Third Quarter                          $0.040     $0.035
Fourth Quarter                         $0.040     $0.035
Total                                  $0.150     $0.190
                                       ======     ======

ITEM 6.

SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                For The Year Ended March 31
                                               --------------------------------------------------------
                                                 2001        2000        1999        1998        1997
                                               --------    --------    --------    --------    --------
Income Statement Data:
Net sales                                      $ 20,154    $ 20,021    $ 21,195    $ 20,425    $ 19,481
Cost of goods sold                               13,592      13,227      13,773      13,893      12,999
                                               --------    --------    --------    --------    --------
      Gross profit                                6,562       6,794       7,422       6,532       6,482
Other operating revenue                              30          74          80         100          87
Selling, general and administrative expenses      5,872       5,808       5,600       5,293       5,519
                                               --------    --------    --------    --------    --------
       Operating income                             720       1,060       1,902       1,339       1,050
Other income                                        641         359         264         246         284
Interest expense                                   (150)       (133)         (9)         (3)         (3)
                                               --------    --------    --------    --------    --------
       Income before income taxes                 1,211       1,286       2,157       1,582       1,331
Income taxes                                        351         377         695         505         420
                                               --------    --------    --------    --------    --------
        Net income                             $    860    $    909    $  1,462    $  1,077    $    911
                                               ========    ========    ========    ========    ========

Diluted earnings per share                     $   0.40    $   0.40    $   0.62    $   0.45    $   0.35
                                               ========    ========    ========    ========    ========

Dividends per share of common stock            $   0.15    $   0.19    $   0.13    $   0.12    $   0.11
                                               ========    ========    ========    ========    ========

Balance Sheet Data (at year end):
Working Capital                                $ 10,694    $ 11,103    $ 12,038    $ 10,758    $  9,755
Total Assets                                     19,281      19,102      20,160      15,831      15,909
Long-term debt                                    2,800       2,800       2,800           -           -
Stockholders' equity                             15,123      14,977      15,741      14,599      14,310

ITEM 7

Management's Discussion and Analysis of
Financial Condition and Results of Operations

General

     The Company produces and markets branded foods primarily to the retail grocery, food service and gourmet food industries. The Company also markets its products through direct mail and its own retail outlets. The Company's business is somewhat seasonal with its direct mail and gourmet food operations having disproportionate sales during the Christmas season. This traditionally makes the Company's third quarter sales and income the highest of the fiscal year.


     On April 30, 2001, the Company entered into a definitive merger agreement with Smithfield Foods, Inc. pursuant to which a subsidiary of Smithfield Foods, Inc. is being merged with and into the Company. Pursuant to the merger agreement, each share of the Company's common stock outstanding immediately prior to the effective time of the merger, other than dissenting shares and shares held by Smithfield Foods, will be converted into and become exchangeable for an amount in cash equal to $8.50 without interest. The Company's board of directors has unanimously approved the merger agreement and recommended approval to the shareholders. Completion of the merger is subject to the customary conditions, including approval by more than two-thirds of the outstanding shares of common stock. Shareholders holding approximately 77% of the outstanding shares have agreed to vote in favor of the merger. The merger is expected to be completed during the Company's second quarter of fiscal 2002. The merger agreement has been attached as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2001. Please see the Form 8-K for more information on the merger agreement.

     Following the merger, the Company's common stock will no longer be eligible for trading on the OTC Bulletin Board and price quotations will no longer be available. Following the merger, the common stock will be terminated from registration under the Securities Exchange Act of 1934 and the Company will be relieved of its obligation to comply with the public reporting requirements of the Exchange Act. Accordingly, the Company will no longer be required to file periodic reports with the SEC, including for example, Form 10-Ks, 10-Qs and 8-Ks. In addition, Smithfield Companies will no longer be subject to the proxy rules of Regulation 14A, the short-swing trading profit provisions of Section 16 and, with respect to future transactions, the going-private provisions of Rule 13e-3 of the Exchange Act.

     The Company has filed preliminary proxy materials with the Securities and Exchange Commission regarding the merger. A copy of the definitive proxy statement will be mailed when it is available to all shareholders of record as of May 23, 2001. Please consult the definitive proxy statement for a more complete explanation of the merger. Additional copies of the definitive proxy statement are available from the Company on request.

Results of Operations

  The following table shows, for the periods indicated, items included in Selected Financial Data as a percentage of sales and the percentage changes in the dollar amounts of such items compared to the prior period.



                                                                                Period to
                                      Percentage                                  Period
                                       of Sales                                   Change
                                     Fiscal Years                              Fiscal Years
                                        Ended                                     Ended
                                       March 31                                  March 31
                                       --------                                  --------
                                                                            2001       2000
                                                                             vs         vs
                                2001     2000      1999                     2000       1999
                               -----     -----    -----                   -------      -----

Net sales                      100.0%    100.0%    100.0%                   0.7%       (5.5)%
Cost of goods sold              67.4      66.1      65.0                    2.8        (4.0)
                               -----      ----     -----
Gross profit                    32.6      33.9      35.0                   (3.4)       (8.5)
Other operating
  revenue                        0.1       0.4       0.4                  (58.8)       (7.2)
Selling, general and
  Administrative
  Expenses                      29.1      29.0      26.4                    1.1         3.7
                               -----      ----     -----
Income from operations           3.6       5.3       9.0                  (32.0)      (44.3)
Other income                     3.2       1.8       1.2                   78.4        35.9
Interest expense                (0.8)     (0.7)     (0.0)                  12.8     1,294.1
                               -----      ----     -----
Income before income taxes       6.0       6.4      10.2                   (5.8)      (40.4)
Income taxes                     1.7       1.9       3.3                   (6.9)      (45.8)
                               -----      ----     -----

Net income                       4.3%      4.5%      6.9%                  (5.4)      (37.8)
                                =====     ====     =====

Fiscal 2001 Compared to Fiscal 2000

     Net sales in 2001 were $20.2 million compared to $20.0 million in 2000. Cost of sales increased as a percentage of net sales to 67.4% for the year ended March 31, 2001 from 66.1% for the year ended March 31, 2000. The lower gross profit margins were primarily due to higher pork related raw material costs.

     Selling expenses increased as a percentage of net sales to 16.9% for the year ended March 31, 2001 from 15.9% for the year ended March 31, 2000. This increase was due to the continued effort by the Company to increase its marketing effort associated with the frozen food business. The Company's new frozen food processing facility has significantly increased plant capacity that should help future growth in this area.

     General and administrative expenses were $2.5 million for the year ended March 31, 2001 compared to $2.6 million for the year ended March 31, 2000. The decrease was primarily due to the Company's effort to cut costs to help offset increased marketing expenses.

     Other income increased significantly during the year ended March 31, 2001 compared to the prior year. Other income consists primarily of interest income and net gains from the sale of marketable securities. The Company increased its position in marketable securities during the year which resulted in this increase. The increase in interest expense during the year was due to higher average interest rates.

     Income tax expense as a percentage of income before income taxes was 29.0% in 2001 compared to 29.3% in 2000. Income tax rates are lower than statutory rates primarily because of income from tax-exempt municipal bond funds.

     Net income decreased to $860,204 or $.40 per diluted share in 2001 compared to $908,870 or $.40 per diluted share in 2000. The difference in weighted average shares outstanding between 2001 and 2000 is due to the repurchase of 58,151 shares in fiscal 2001. The difference in basic and diluted earnings per share is due to exercisable stock options.

Fiscal 2000 Compared to Fiscal 1999

     Net sales in 2000 were $20.0 million compared to $21.2 million in 1999. The decrease in net sales for the year ended March 31, 2000 is primarily due to a $1.1 million one-time seasonal sale to a national club store chain made during the second quarter of fiscal 1999. Cost of sales increased as a percentage of net sales to 66.1% for the year ended March 31, 2000 from 65.0% for the year ended March 31, 1999. The lower gross profit margins were primarily the result of additional production costs related to the Company's new frozen food processing plant.

     Selling expenses increased as a percentage of net sales to 15.9% for the year ended March 31, 2000 from 14.2% for the year ended March 31, 1999. This increase was a conscious effort by the Company to increase its marketing effort associated with the frozen food business. The Company's new frozen food processing facility has significantly increased plant capacity that should help future growth in this area.

     General and administrative expenses remained relatively constant during the two years ended March 31, 2000.

     Net interest income decreased 11.3% during the year ended March 31, 2000 compared to the prior year. Net invested balances during fiscal 2000 were lower than fiscal 1999 due primarily to the significant amount of repurchased stock during the year. Average interest rates were higher during the current year to partially offset the effect of lower balances.

     Income tax expense as a percentage of income before income taxes was 29.3% in 2000 compared to 32.2% in 1999. Tax-exempt interest income as a percentage of income before income taxes was higher in 2000 compared to 1999 thereby decreasing the overall average tax rate. Income tax rates are lower than statutory rates primarily because of income from tax-exempt municipal bond funds.

     Net income decreased to $908,870 or $.40 per diluted share in 2000 compared to $1,461,710 or $.62 per diluted share in 1999. The difference in weighted average shares outstanding between 2000 and 1999 is due to the repurchase of 168,317 shares in fiscal 2000. The difference in basic and diluted earnings per share is due to exercisable stock options.

Liquidity and Capital Resources

     At March 31, 2001 the Company had an Industrial Development Revenue Bond (the Bond) in the amount of $2,800,000 outstanding. The Bond matures in the year 2014 and has principle payments of $500,000 due in 2004 and 2009.

     At March 31, 2001, the Company had approximately $6.2 million invested in short-term highly liquid debt instruments and a certificate of deposit in the amount of $1.0 million. In addition, the Company has an unused $10 million line of credit loan with a bank bearing interest at the LIBOR market rate plus .50% which expires on July 31, 2001.

     The Company believes its liquidity and capital resources to be excellent. Current cash flow and available funds are sufficient to satisfy existing cash requirements.

     Management believes the Company's capital resources are sufficient to meet all of its working capital requirements into the foreseeable future.

Impact of Inflation

     Over the past three years, the effects of inflation on the Company's operations have been minimal. If inflation rises substantially, competitive pressures may make it difficult for the Company to pass the increases to the consumer.

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



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company is exposed to price fluctuations on the marketable portion of equity securities included in the Company's portfolio of marketable securities. These investments are generally in companies listed in the Standard & Poor's 500 Stock Index. From time to time, the Company purchases and sells call options on
these securities in order to reduce the downside risk of these investments.   A
10% adverse change in equity prices would result in an approximate $150,000 decrease in the fair value of our available-for-sale equity securities as of March 31, 2001.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of PricewaterhouseCoopers LLP, independent accountants, and the Consolidated Financial Statements for the year ended March 31, 2001 are included herein.

     Quarterly Results of Operations for the years ended March 31, 2001 and 2000 are included herein.

CONSOLIDATED BALANCE SHEETS
THE SMITHFIELD COMPANIES, INC.


                                                                             March 31
                                                                 -----------------------------
                                                                      2001             2000
                                                                 --------------   ------------
ASSETS
Current Assets
   Cash and cash equivalents                                      $  6,782,807    $  6,844,346
   Certificate of deposit                                            1,022,925       1,038,529
   Trade receivables, less allowance for doubtful
     accounts of $56,000 in 2001 and $70,000 in 2000                   942,760       1,157,744
   Inventories                                                       3,134,333       3,228,829
   Prepaid expenses                                                     73,581          59,225
   Deferred income taxes                                                95,000         100,000
                                                                  ------------    ------------
                                      Total Current Assets          12,051,406      12,428,673
Property and Equipment
   Land                                                                346,342         346,342
   Buildings                                                         5,231,430       5,208,407
   Machinery and equipment                                           3,346,368       3,046,409
   Delivery equipment                                                  277,386         275,526
   Office furniture and equipment                                      653,663         618,171
                                                                  ------------    ------------
                                                                     9,855,189       9,494,855
   Less accumulated depreciation                                     4,549,188       3,977,784
                                                                  ------------    ------------
                                                                     5,306,001       5,517,071
Other Assets
   Marketable securities                                             1,499,205         575,840
   Trademarks, net of accumulated amortization                         103,658         122,572
   Other intangibles, primarily customer lists,
      net of accumulated amortization                                  248,743         277,160
   Bond issuance costs, net of accumulated amortization                 46,534          70,839
   Deferred income taxes                                                25,000         110,000
                                                                  ------------    ------------
                                                                     1,923,140       1,156,411
                                                                  ------------    ------------

                                                                  $ 19,280,547    $ 19,102,155
                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                               $    686,148    $    627,174
   Accrued compensation                                                204,560         161,556
   Accrued expenses                                                    404,943         465,024
   Income taxes payable                                                 62,087          71,842
                                                                  ------------    ------------
                                      Total Current Liabilities      1,357,738       1,325,596

Long-Term Debt                                                       2,800,000       2,800,000

Stockholders' Equity
   Preferred stock, $100 par value-authorized 250,000 shares;
     none issued
   Common stock, no par value, authorized 5,000,000 shares;
      outstanding 2,114,593 shares and 2,172,744 shares                869,726       1,238,570
   Retained earnings                                                14,277,762      13,737,989
   Other comprehensive income (loss), net of income taxes              (24,679)           --
                                                                  ------------    ------------
                                                                    15,122,809      14,976,559
                                                                  ------------    ------------

                                                                  $ 19,280,547    $ 19,102,155
                                                                  ============    ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
THE SMITHFIELD COMPANIES, INC.

                                                                     For The Year Ended March 31
                                                             -------------------------------------------------
                                                                 2001               2000              1999
                                                             ------------       ------------      ------------
Net sales                                                    $ 20,154,314       $ 20,020,769      $ 21,195,201
Cost of goods sold                                             13,592,635         13,226,655        13,772,895
                                                              -----------       ------------      ------------
      Gross profit                                              6,561,679          6,794,114         7,422,306
Other operating revenue                                            30,538             74,083            79,839
                                                              -----------       ------------      ------------
                                                                6,592,217          6,868,197         7,502,145
Operating expenses:
   Selling                                                      3,398,629          3,189,965         3,018,289
   General and administrative                                   2,473,040          2,618,383         2,581,966
                                                              -----------       ------------      ------------
                                                                5,871,669          5,808,348         5,600,255
                                                              -----------       ------------      ------------
      Operating income                                            720,548          1,059,849         1,901,890
Nonoperating income (expense):
   Other income                                                   640,995            359,272           264,378
   Interest expense                                              (150,339)          (133,251)           (9,558)
                                                              -----------       ------------      ------------
                                                                  490,656            226,021           254,820
                                                              -----------       ------------      ------------
      Income before income taxes                                1,211,204          1,285,870         2,156,710
Federal and state income taxes                                    351,000            377,000           695,000
                                                              -----------       ------------      ------------

       Net income                                             $   860,204       $    908,870      $  1,461,710
                                                              ===========       ============      ============

Basic earnings per share                                      $      0.40       $       0.41      $       0.62
                                                              ===========       ============      ============

Diluted earnings per share                                    $      0.40       $       0.40      $       0.62
                                                              ===========       ============      ============

Weighted average shares--Basic                                  2,135,809          2,223,235         2,342,589
                                                              ===========       ============      ============

Weighted average shares--Diluted                                2,159,248          2,264,292         2,362,260
                                                              ===========       ============      ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THE SMITHFIELD COMPANIES, INC.



                                                                         For The Year Ended March 31
                                                                 -----------------------------------------
                                                                      2001          2000            1999
                                                                 ------------   ----------     -----------

OPERATING ACTIVITIES
  Net income                                                     $   860,204    $   908,870    $ 1,461,710
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                  656,691        649,027        441,406
      Gain on sale of marketable securities                         (255,239)
      Gain on disposal of property and equipment                           -         (7,394)       (14,825)
      Provision for deferred income taxes                             90,000         35,000        (35,000)
      Changes in assets and liabilities:
        Trade receivables                                            214,984        (97,285)       198,134
        Inventories                                                   94,496       (510,979)       182,818
        Prepaid expenses                                             (14,356)       (23,008)        14,243
        Accounts payable and accrued
          compensation and expenses                                   24,398        (93,328)       251,643
        Income taxes payable                                          (9,755)      (201,022)       136,466
                                                                 -----------    -----------    -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                        1,661,423        659,881      2,636,595

INVESTING ACTIVITIES
  Purchase of certificate of deposit                                (300,187)    (1,038,529)
  Purchase of marketable securities                               (2,421,385)             -       (575,840)
  Purchase of property and equipment                                (366,993)      (876,363)    (2,437,770)
  Proceeds from certificate of deposit                               315,791
  Proceeds from sale of long-term assets                                   -         43,500         50,500
  Proceeds from sale of marketable securities                      1,746,079              -              -
                                                                 -----------    -----------    -----------
  NET CASH USED IN INVESTING ACTIVITIES                           (1,026,695)    (1,871,392)    (2,963,110)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                             -              -      2,800,000
  Bond issuance costs paid                                            (6,992)             -       (104,744)
  Cash dividends paid                                               (320,431)      (422,931)      (304,561)
  Repurchase of common stock                                        (368,844)    (1,249,922)       (15,377)
                                                                 -----------    -----------    -----------
  NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                                            (696,267)    (1,672,853)     2,375,318
                                                                 -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                            (61,539)    (2,884,364)     2,048,803
Cash and cash equivalents at beginning of year                     6,844,346      9,728,710      7,679,907
                                                                 -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 6,782,807    $ 6,844,346    $ 9,728,710
                                                                 ===========    ===========    ===========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THE SMITHFIELD COMPANIES, INC.



                                                                                  Other
                                                   Common       Retained      Comprehensive
                                                   Stock        Earnings          Income          Total
                                               ------------    -----------     ------------    ------------
Balance at April 1, 1998                       $  2,503,869    $ 12,094,901                    $ 14,598,770
  Net income                                                      1,461,710                       1,461,710
  Dividends ($.13 per share)                                       (304,561)                       (304,561)
  Repurchase of 2,367 shares of                                                                           -
    Common Stock                                    (15,377)              -               -         (15,377)
                                               ------------    ------------    ------------    ------------

Balance at March 31, 1999                         2,488,492      13,252,050               -      15,740,542
  Net income                                                        908,870                         908,870
  Dividends ($.19 per share)                                       (422,931)                       (422,931)
  Repurchase of 168,317 shares of                                                                         -
    Common Stock                                 (1,249,922)              -               -      (1,249,922)
                                               ------------    ------------    ------------    ------------

Balance at March 31, 2000                         1,238,570      13,737,989               -      14,976,559
  Comprehensive income:
    Net income                                                      860,204                         860,204
    Unrealized loss on securities                         -               -         (24,679)        (24,679)
                                               ------------    ------------    ------------    ------------
  Total comprehensive income                              -         860,204         (24,679)        835,525
  Dividends ($.15 per share)                                       (320,431)                       (320,431)
  Repurchase of 58,151 shares of
    Common Stock                                   (368,844)              -               -        (368,844)
                                               ------------    ------------    ------------    ------------

Balance at March 31, 2001                      $    869,726    $ 14,277,762    $    (24,679)   $ 15,122,809
                                               ============    ============    ============    ============



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE SMITHFIELD COMPANIES, INC. - MARCH 31, 2001
________________________________________________________________________________

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation: The consolidated financial statements include the accounts of The Smithfield Companies, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   Cash Equivalents: The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   Segment Information: The Smithfield Companies, Inc. and its subsidiaries are engaged principally in a single business segment designated as "food processing". As a federally inspected food processor, the Company is engaged in the processing and/or distribution of cured meats, smoked meats and other food products.

   Revenue Recognition: Revenue is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. Revenue from retail stores is recognized in the period which the products are sold.

   Advertising Costs: Advertising costs are expensed in the period incurred.

   Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

   Concentrations of Credit Risk: Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents and trade receivables. All of the Company's cash equivalents are in highly liquid short-term municipal bond funds. The carrying amount of these cash equivalents approximate fair value because of their short maturities and fluctuating interest rates. Credit risk with respect to trade receivables is limited as the Company has a large number of diverse customers, thus spreading the trade credit risk. No single customer accounts for more than 10% of net sales.

   Stock-Based Compensation: Stock-based compensation is determined using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. Required disclosures determined under the fair value method in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, are presented in Note F.

   New Accounting Standards: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company does not expect that SFAS No. 133 will have a material effect on its financial condition or results of operations. Securities & Exchange Commission Staff Accounting Bulletin 101 (SAB
101), "Revenue Recognition in Financial Statements", as amended by SAB 101B, is effective in the current fiscal year. Adoption of SAB 101 has not had a material effect on the recognition, presentation, and disclosure of revenue.

   Inventories: Inventories are valued at lower of cost (determined on the first- in, first-out method) or market.

   Property and Equipment: Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line and accelerated methods (buildings 10-40 years; machinery and equipment 7-10 years; delivery equipment 3-10 years; office furniture and equipment 5-10 years). Accelerated methods are used for income tax purposes. Gains and losses from dispositions or retirements of property and equipment are recognized currently. The Company incurred $578,065, $565,068 and $267,689 of depreciation expense for the years ended March 31, 2001, 2000 and 1999, respectively.

   Marketable Securities and Comprehensive Income (Loss): Investments in marketable securities are reported at fair market value based on quoted market prices, with unrealized gains or losses, net of tax, recorded as a separate component of shareholders' equity, if material. Realized gains and losses are determined using the specific identification method.

   Bond Issuance Costs: Bond issuance costs have been capitalized and are being amortized over the life of the bonds. Accumulated amortization of bond issuance costs is $65,202 and $33,905 at March 31, 2001 and 2000, respectively.

   Amortization of Intangibles: Intangibles include goodwill, trademarks, brand names and customer lists. Goodwill is being amortized over twenty years using the straight-line method. Trademarks, brand names and customer lists are being amortized over their estimated useful lives of four to twenty years using the straight-line method. Accumulated amortization of intangibles is $548,250 and $500,919 at March 31, 2001 and 2000, respectively.

   Income Taxes: Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

   Earnings Per Share: Earnings per share are computed based upon the weighted average number of common shares outstanding and common equivalent shares in the form of stock options.

NOTE B - INVENTORIES

Inventories at March 31, 2001 and 2000 consisted of the following:


                                        2001       2000
                                    ----------  ----------
Finished goods...................   $1,329,626  $1,295,332
Production materials:
  Meats..........................    1,084,956   1,245,700
  Other ingredients..............      213,255     197,833
  Packing materials..............      506,496     489,964
                                    ----------  ----------
                                    $3,134,333  $3,228,829
                                    ==========  ==========


NOTE C - MARKETABLE SECURITIES

Equity securities are summarized as follows:


                                    Gross        Gross        Estimated
                                 Unrealized    Unrealized        Fair
Available for Sale       Cost       Gains        Losses         Value
-------------------------------------------------------------------------
Common stock          $1,526,079   $123,256     $150,130     $1,499,205

Proceeds from sales of investment securities available for sale were $1,595,525, resulting in realized gains of $223,153 and realized losses of $65,692.

During fiscal year 2001, the Company purchased and sold call options related to some of the above available for sale securities. At March 31, 2001 $19,694 in call options is included in accrued expenses. Realized gains associated with these call options are included as other income.



NOTE D - LONG-TERM DEBT

   On March 4, 1999, the Company obtained, through its subsidiary The Smithfield Ham and Products Company, Incorporated, an Industrial Development Revenue Bond
(IRB) in the amount of $2,800,000 from The Industrial Development Authority of the County of Isle of Wight. The interest rate on the bonds is variable and is adjusted weekly in accordance with the Bond Indenture by the Remarketing Agent. In no event shall the interest exceed 10%. At March 31, 2001 the variable interest rate on the bonds was 3.65%. The only collateral for the bonds is an irrevocable letter of credit from a bank. The letter of credit expires on February 15, 2002 and is subject to renewal.

   Principal payments on the bonds are as follows: $500,000 in 2004, $500,000 in 2009 and $1,800,000 in 2014. Interest is payable monthly. The Smithfield Companies, Inc. has guaranteed all principle and interest payments due under the bonds.

   Under terms of the IRB, the Company, among other things, agrees to maintain a current ratio of 3:1 and a debt service coverage ratio, as defined, of 1.5:1. The Company paid $119,710 and $98,927 in interest on the IRB for the years ended March 31, 2001 and 2000, respectively.


NOTE E - LINE OF CREDIT

   The Company has a line of credit agreement with a bank. The agreement provides the Company with a $10 million line of credit loan that can be used for all general corporate uses including acquisitions of companies in the food business. The line bears interest at the LIBOR market rate plus .50% and is subject to renewal on July 31, 2001. The line of credit is unsecured. The Company did not have any outstanding balance on this facility during the year ended March 31, 2001.


NOTE F - STOCKHOLDERS' EQUITY

Capital Stock

   The Company is authorized to issue up to 5,250,000 shares of stock of all classes, of which 5,000,000 shares are to be designated Common Stock and 250,000 shares are to be designated Preferred Stock. The Company's Common Stock has no par value. The Company's Preferred Stock (none outstanding) has a par value of $100 per share.

   The Company's Preferred Stock may be issued in one or more series, with each series to have distinctive serial designations and such preferences, limitations, and relative rights as shall be permitted by law and established by resolution of the Board of Directors providing for the issue of such Preferred Stock. Each series of Preferred Stock may have the number of shares, voting powers, redemption provisions, dividend rights, liquidation preferences, convertibility features, and sinking fund entitlements as shall be set forth in such Board resolution.

   On July 31, 1991, the Board of Directors authorized 100,000 shares of voting Series A Junior Participating Cumulative ($300 per share semi-annually) Preferred Stock pursuant to the Shareholder Rights Plan discussed below.

   The issuance of Preferred Stock may have the effect of delaying, deferring, or preventing a change in control of the Company without any further action by holders of the Company's Common Stock and may adversely affect the rights of existing stockholders.

Stock Options

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options. In electing to account for its stock options under APB 25, the Company is required by SFAS No. 123, "Accounting for Stock-Based Compensation" to provide pro forma information regarding net income and earnings per share.

   Under the Company's Stock Option Plan selected employees of the Company may be granted options to purchase Common Stock. Such options may be designated Incentive Stock Options, as defined under the Internal Revenue Code, or Nonstatutory Stock Options at the time the option is granted. The exercise price of the options may not be less than 100% of the fair market value of the Company's Common Stock on the date of grant of such options, and the options must be exercised within ten years. Other terms of the options will be determined at the date of grant. The termination of the Stock Option Plan does not effect the validity of options outstanding on the date of termination. The options are exercisable two years from the date of grant. At March 31, 2001, the weighted average remaining contractual life of the options is 6.1 years. The Company had 115,000, 117,500 and 40,000 shares which were exercisable at March 31, 2001, 2000 and 1999, respectively. At March 31, 2001, the weighted average exercise price of those shares is $4.91.

 The following is a summary of transactions for the Stock Option Plan:

                                         Number of     Per Share    Weighted Average
                                           Shares        Range       Exercise Price
Options outstanding at April 1, 1998       127,500    $3.38- 5.88         $4.99
  Repurchased                              (10,000)   $      5.63         $5.63
                                           ------------------------------------
Options outstanding at March 31, 1999      117,500    $3.38- 5.88         $4.93
  Granted                                   42,500    $7.13- 7.75         $7.20
                                           ------------------------------------
Options outstanding at March 31, 2000      160,000    $3.38- 7.75         $5.53
  Granted                                    7,000    $      6.25         $6.25
  Retired                                    2,500    $      5.88         $5.88
Options outstanding at March 31, 2001      164,500    $3.38- 7.75         $5.56
                                           ====================================


   The fair value of each stock option granted in fiscal 2001 and 2000 is estimated using the Black-Scholes option model with the following weighted average assumptions for both years: dividend yield of 2% and expected lives of eight years. The weighted average risk free interest rate was 4.93% in fiscal 2001 and 6.72% in fiscal 2000. The expected volatility is 7.48% in fiscal 2001 and 8.11% in 2000. The weighted average fair value of options granted is $1.14 and $1.90 in fiscal 2001 and 2000, respectively. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's pro forma net income would have decreased by $5,000, or $.00 per share for the year ended March 31, 2001 and $50,000 or $.02 for the year ended March 31, 2000. No stock options were issued during the year ended March 31, 1999.


Shareholder Rights Plan

   On July 31, 1991, the Board of Directors adopted a Shareholder Rights Plan ("Rights Plan") and declared a dividend of one Right for each outstanding share of Common Stock. Under the terms of the Rights Plan, the Rights will be exercisable only if a person, group or other entity that was not a 10% shareholder as of July 1, 1991, becomes a 15% or more shareholder. Each Right will entitle the holder, upon payment of the exercise price of $29.50, to acquire one ten-thousandths of a share (a "unit") of Series A Junior Participating Cumulative Preferred Stock. Each unit has the same voting rights as one share of Common Stock. At the discretion of the Board of Directors, the Company will be entitled to redeem the Rights for $.01 per Right at any time before announcement that a 15% position has been acquired, and for 10 days after the announcement.

   If the Rights have not been redeemed, and any person, group or entity becomes a 20% or more shareholder, each Right will entitle the holder, except the acquiring person, group, or entity, upon payment of the exercise price, to acquire Preferred Stock or Common Stock at the option of the Company, each having a value equal to twice the Right's exercise price. Also, if the Company were acquired in a merger or other business combination by such persons, group or entity, or if 50% of its earning power or assets were sold in one transaction or series of transactions, each Right would entitle the holder, except the acquiring person, group or entity, to purchase securities of the surviving company having a market value equal to twice the Right's exercise price. The Rights will expire on July 31, 2001 unless previously exercised or redeemed by the Board of Directors. On April 30, 2001 the Board of Directors amended the Shareholder Rights Plan to exempt any transaction undertaken by Smithfield Foods, Inc. from triggering the Rights described above. See Footnote J, Subsequent Event, for details on the proposed acquisition by Smithfield Foods, Inc.


NOTE G - EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

   The Company's profit sharing plan is a voluntary, defined contribution plan which covers virtually all employees. The Company may contribute annually up to a certain percentage of employee compensation to the plan. The Company makes contributions to the plan based on 50% of the participants' contributions, which can range from 1% to 6% of their total compensation subject to certain limitations. Company matching contributions to the 401(k) plan were $43,130, $44,534 and $45,240 for the years ended March 31, 2001, 2000 and 1999, respectively.

Employee Stock Ownership Plan

   The Company's Employee Stock Ownership Plan "the Plan" covers all employees who have attained the required minimum age and length of service, except those covered by a collective bargaining agreement. Contributions to the Plan, which will be invested in the Company's Common Stock, are made as determined by the Board of Directors and are limited to certain percentages of the eligible employees' compensation. The Company contributed $55,000, $55,000 and $50,000 into the Plan for the years ended March 31, 2001, 2000 and 1999, respectively.


NOTE H - INCOME TAXES

  Significant components of the Company's deferred tax assets as of March 31, 2001 and 2000 are as follows:



                                                                           2001       2000
                                                                         --------   --------

Deferred tax assets:
 Accrued liabilities                                                     $ 54,000   $ 62,000
 Inventory cost                                                            13,000     15,000
 Accounts receivable allowance                                             15,000     22,000
 Book over tax depreciation                                                28,000    101,000
 Book over tax amortization                                                10,000     10,000
                                                                         --------   --------
  Total deferred tax assets                                              $120,000   $210,000
                                                                         ========   ========

 The provision for income taxes consists of the following:

                                                                  2001       2000       1999
                                                              --------   --------   --------
Currently payable:
  Federal..................................                   $226,000   $296,000   $633,000
  State....................................                     35,000     46,000     97,000
                                                              --------   --------   --------
                                                               261,000    342,000    730,000
 Deferred:
  Federal..................................                     76,000     30,000    (29,000)
  State....................................                     14,000      5,000    ( 6,000)
                                                              --------   --------   --------
                                                                90,000     35,000    (35,000)
                                                              --------   --------   --------

                                                              $351,000   $377,000   $695,000
                                                              ========   ========   ========

The provision for income taxes varies from that computed using federal statutory rates of 34%, as follows:

                                                            For the Year Ended March 31
                                                             2001       2000       1999
                                                           --------   --------   --------
Federal taxes at
 statutory rate............................                $412,000   $437,000   $733,000
State taxes net of
 federal benefit...........................                  30,000     30,000     60,000
Trademark and goodwill
 amortization..............................                   5,000      5,000      5,000
Tax-exempt interest........................                 (80,000)   (82,000)   (92,000)
Dividend exclusion.........................                 (14,000)
Other......................................                 ( 2,000)   (13,000)   (11,000)
                                                           --------   --------   --------

                                                           $351,000   $377,000   $695,000
                                                           ========   ========   ========

The Company made income tax payments of $270,756 in 2001, $543,022 in 2000 and $593,534 in 1999.




NOTE I - OTHER FINANCIAL INFORMATION

Commitments and Contingencies

   Employment agreements have been established with certain officers of the Company. These agreements include clauses relating to salary and severance. The Company also has incentive arrangements with certain officers of the Company.

Leases

   The Company's operating leases consist primarily of retail facilities, some of which contain escalation clauses and renewal options for up to five years.

   At March 31, 2001 aggregate minimum rental commitments under non-cancelable operating leases having remaining terms of more than one year were $413,000 and are payable as follows: 2002, $150,000; 2003, $137,000; 2004, $63,000; 2005,
$36,000; 2006, $27,000.

   Contingent rentals relate to retail sales space based on gross sales. Rent expense is summarized as follows:


                       For the Year Ended March 31
                        2001      2000      1999
                        ----      ----      ----

Minimum rentals.....  $151,525  $147,884  $150,715
Contingent rentals..    26,472    27,358    26,048
                      --------  --------  --------

  TOTAL               $177,997  $175,242  $176,763
                      ========  ========  ========

Related Party Transactions

   A member of the Board of Directors is a partner with the Company's law firm. The Company paid $13,012, $5,199 and $7,397 to the law firm in 2001, 2000 and 1999, respectively. Another member of the Board of Directors is chairman of a company which supplied packaging materials to the Company in the amount of $10,157, $10,779 and $14,488 in 2001, 2000 and 1999, respectively. The Company invested $158,381 at March 31, 2001 and $80,000 at March 31, 2000 in the Common Stock of TowneBank (the Bank). The Company's President and CEO is on the Board of Directors of the Bank and a member of the Company's Board of Directors is President and Senior Loan Officer of the Bank. In addition the Company purchased a Certificate of Deposit (CD) from the Bank, which had a balance of $1,022,925 at March 31, 2001 and $1,038,529 at March 31, 2000. Earnings on the CD amounted to $55,428 and $50,705 for the years ended March 31, 2001 and 2000, respectively.

Note J - Subsequent Event

   On April 30, 2001 The Smithfield Companies, Inc. signed a definitive merger agreement that calls for Smithfield Foods, Inc. to acquire all of the outstanding common stock of the Company for $8.50 per share. Completion of the merger is subject to customary conditions, including approval by the holders of more than two-thirds of the outstanding shares of common stock. Shareholders holding approximately 77% of the outstanding shares have agreed to vote in favor of the merger. The merger is expected to be completed during the Company's second quarter of fiscal 2002. The Company's board of directors has unanimously approved the merger agreement. In entering into the definitive merger agreement, the board of directors took all necessary action under the Company's shareholder rights plan to provide that the acquisition can be completed without causing outstanding rights to become exercisable. If this merger agreement is not consummated and the reason is the willful failure by the Company to fulfill its obligations under the agreement, then the Company could be assessed a termination fee of $1,000,000 plus out-of-pocket expenses incurred by Smithfield Foods in connection with this agreement.

                      [PricewaterhouseCoopers Letterhead]




                       REPORT OF INDEPENDENT ACCOUNTANTS

Shareholders and Board of Directors
The Smithfield Companies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2), present fairly, in all material respects, the financial position of The Smithfield Companies, Inc. and Subsidiaries (the "Company") at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (1) and (2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Virginia Beach, Virginia
June 1, 2001

Quarterly Results Of Operations
The following table presents quarterly results of operations for the years ended March 31, 2001 and 2000.
(In thousands, except per share data)
(Unaudited)



                                                  Fiscal 2001                                         Fiscal 2000
                              -----------------------------------------------       ----------------------------------------------
                                1st          2nd          3rd           4th           1st          2nd          3rd          4th
                              Quarter      Quarter      Quarter       Quarter       Quarter      Quarter      Quarter      Quarter
                              -------      -------      -------       -------       -------      -------      -------      -------
Net Sales                     $ 4,239      $ 4,081      $ 8,837       $ 2,998       $ 4,056      $ 4,395      $ 8,474      $ 3,095
Cost of Goods Sold              2,850        2,758        5,845         2,140         2,616        2,990        5,568        2,051
                              -------      -------      -------       -------       -------      -------      -------      -------
Gross Profit                    1,389        1,323        2,992           858         1,440        1,405        2,906        1,044
Other operating
  revenue                          12           35          (15)           (2)           19           18           18           19
                              -------      -------      -------       -------       -------      -------      -------      -------
                                1,401        1,358        2,977           856         1,459        1,423        2,924        1,063
Selling, general and
  administrative
  expenses                      1,338        1,275        2,111         1,148         1,233        1,290        2,054        1,231
                              -------      -------      -------       -------       -------      -------      -------      -------
Operating Income                   63           83          866          (292)          226          133          870         (168)
Interest, net                      64           78          127           222            52           62           53           58
                              -------      -------      -------       -------       -------      -------      -------      -------
Income before income
  taxes                           127          161          993           (70)          278          195          923         (110)
Income taxes                       20           37          338           (44)           78           50          310          (61)
                              -------      -------      -------       -------       -------      -------      -------      -------

Net Income                    $   107      $   124      $   655       $   (26)      $   200      $   145      $   613      $   (49)
                              =======      =======      =======       =======       =======      =======      =======      =======


Basic earnings per share:     $  0.05      $  0.06      $  0.31       $ (0.01)      $  0.09      $  0.06      $  0.28      $ (0.02)
                              =======      =======      =======       =======       =======      =======      =======      =======

Diluted earnings per share:   $  0.05      $  0.06      $  0.30       $ (0.01)      $  0.09      $  0.06      $  0.27      $ (0.02)
                              =======      =======      =======       =======       =======      =======      =======      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE -- None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



                                                                             Shares of stock
                                                                              Beneficially
Name and Age of Director                            Principal                 Owned as of       Percentage
(Director Since)                                    Occupation(1)             June 15, 2001      of Class
James L. Cresimore (73)                             Chairman, Allegiance
 (1985)                                             Brokerage Company;
                                                    Chairman of the Board
                                                    Of the Company                  514,236(2)      23.1%

Richard S. Fuller (54)                              President and Chief
 (1981)                                             Executive Officer of
                                                    the Company                     377,066(3)      16.9%

Bernard C. Baldwin,III (57)                         Partner with the law firm
 (1996)                                             of Edmunds & Williams, P.C       15,000(4)          *

Frank H. Buhler (74)                                Chairman and retired Chief
 (1985)                                             Executive Officer of
                                                    Old Dominion Box Co. Inc.        30,040(5)       1.3%

Peter D. Pruden,III (56)                            Executive Vice President
 (1981)                                             and Secretary of the
                                                    Company                         392,030(6)      17.6%

R. Scott Morgan (56)                                President and Senior Loan
                                                    Officer of TowneBank              2,667             *

All Directors and Officers
 As a Group (6 persons)                                                           1,331,039         59.7%


* Less than 1%

(1) There has been no change in principal occupation or employment of any director or executive officer during the past five years.
(2) Includes 7,000 shares owned by Mr. Cresimore's wife as to which Mr. Cresimore disclaims beneficial ownership and which Mr. Cresimore's wife has sole voting power and investment power. Includes 10,000 shares subject to presently exercisable stock options.
(3) Includes 17,666 shares in which Mr. Fuller had a vested interest pursuant to the Company's Employee Stock Ownership Plan. Includes 35,000 shares subject to presently exercisable stock options. Includes 400 shares owned by Mr. Fuller's wife as to which Mr. Fuller disclaims beneficial ownership and which Mr. Fuller's wife has sole voting power and investment power.
(4)  Includes 10,000 shares subject to presently exercisable stock options.
(5) Includes 9,960 shares owned by Mr. Buhler's wife as to which Mr. Buhler disclaims beneficial ownership and which Mr. Buhler's wife has sole voting power and investment power. Includes 10,000 shares subject to presently exercisable stock options.

(6) Includes 14,454 shares in which Mr. Pruden had a vested interest pursuant to the Company's Employee Stock Ownership Plan. Includes 4,000 shares held as custodian under the Uniform Gift to Minors Act. Includes 25,000 shares subject to presently exercisable stock options.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer and its other executive officers whose annual compensation exceeded $100,000 as well as the total compensation paid to each individual for the Company's two previous years.


                           Summary Compensation Table



                                                        Long-Term
                                                       Compensation
                               Annual Compensation        Awards
                           --------------------------- ------------
      Name and                            Other Annual    Stock        All Other
 Principal Position   Year Salary  Bonus  Compensation   Options    Compensation (1)
 ------------------   ---- ------- ------ ------------ ------------ ---------------
                             ($)    ($)       ($)          (#)            ($)

Richard S. Fuller,    2001 142,910 31,873      *              --        12,363
 President and Chief  2000 138,044 34,487      *           7,500        12,746
 Executive Officer    1999 132,311 56,897      *              --         9,931

Peter D. Pruden, III  2001 118,923     --      *              --         9,393
 Executive Vice       2000 115,646 13,464      *           5,000         9,708
 President            1999 111,315 25,000      *              --         8,314



----------
* Perquisites during the year were not in excess of the lesser of $50,000 and 10% of salary and bonus. There is no other "Other Annual Compensation."

(1) These amounts include Company contributions to its Profit Sharing Plan and Employee Stock Ownership Plan allocated to each named executive officer.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

     The only persons known by the Company to own beneficially more than 5% of the Company's Common Stock, the only class of outstanding voting securities of the Company, as of June 15, 2001, are:


     Name and Address of                Amount and Nature of     Percent
     Beneficial Owner                   Beneficial Ownership     of Class
     -------------------                --------------------     --------
       James L. Cresimore                     514,236(1)          23.1%
       P.O. Box 17743
       Raleigh, NC 27619

       SF Investments, Inc.                   428,496             19.2%
       1105 North Market Street
       Wilmington, DE 19899

       Peter D. Pruden, III                   392,030(2)          17.6%
       311 County Street
       Portsmouth, VA 23704

       Richard S. Fuller                      377,066(3)          16.9%
       311 County Street
       Portsmouth, VA 23704

       Quest Advisory Corp.                   148,400              6.7%
       1414 Avenue of the Americas
       New York, NY 10019

     (1) Includes 7,000 shares owned by Mr. Cresimore's wife as to which Mr. Cresimore disclaims beneficial ownership and which Mr. Cresimore's wife has sole voting power and investment power. Includes 10,000 shares subject to presently exercisable stock options.

     (2) Includes 25,000 shares subject to presently exercisable stock options and 4,000 shares held as custodian under the Uniform Gift to Minors Act. In-cludes 14,454 shares in which Mr. Pruden had a vested interest pursuant to the Company's Employee Stock Ownership Plan for which he exercises voting power but does not exercise dispositive power.

     (3) Includes 35,000 shares subject to presently exercisable stock options and 400 shares owned by Mr. Fuller's wife as to which Mr. Fuller disclaims beneficial ownership and which Mr. Fuller's wife has sole voting power and in-vestment power. Includes 17,666 shares in which Mr. Fuller had a vested inter-est pursuant to the Company's Employee Stock Ownership Plan for which he exer-cises voting power but does not exercise dispositive power.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  INFORMATION CONCERNING THE BOARD OF DIRECTORS

Directors' Fees

     Directors, who are not employees of the Company, receive $1,100 for each Board meeting attended and $500 for each committee meeting attended.

     Bernard C. Baldwin, III, a director of the Company, is a partner with the law firm of Edmunds & Williams, the Company's Counsel. Edmunds & Williams was paid $13,012 in fees during the 2001 fiscal year.

     R. Scott Morgan is President of TowneBank. At March 31, 2001 the Company owned 11,600 shares of TowneBank and had a certificate of deposit invested with the bank in the amount of $1,022,925. The Company earned $55,428 on the CD during the 2001 fiscal year.

Committees of the Board of Directors and Meeting Attendance

     The Board of Directors held four meetings during the year. The committees of the Board of Directors include a Compensation Committee and an Audit Com-mittee. The Board has no nominating Committee.

     The Compensation Committee includes James L. Cresimore, Chairman and Frank
H. Buhler. The committee approves the compensation to be paid to the Company's executive officers and also approves the issuance of stock options under the Company's Stock Option Plan. The committee held two meetings during the year.

     The Audit Committee includes Frank H. Buhler, Chairman and Bernard C. Bald-win, III. The Committee's primary responsibility is the recommendation to the Board of Directors of a firm to be engaged by the Company as its independent public accountants and to review the results of the independent accountants' examination and recommendations with respect to accounting practices and pro-cedures and internal control. The Committee held one meeting during the year.

     All Directors of the Company attended at least 75% of all meetings of the Board and of Committees of the Board on which they served.

Compensation Committee Interlocks and Insider Participation

     James L. Cresimore, Chairman of the Board of the Company, serves on the Compensation Committee. Mr. Cresimore is not an employee, nor does he receive a salary (other than director's fees) from the Company.

     Frank H. Buhler, a director of the Company is Chairman and C.E.O. of Old Dominion Box Co. which supplies packaging materials to the Company. Old Domin-ion Box Co. received $10,157 from the Company during the 2001 fiscal year.

     The Company believes the terms of these arrangements are competitive with those available from unaffiliated vendors and are in the normal course of business.

Employment agreements

     The Company has employment agreements, dated June 7, 1988 with Richard S. Fuller and Peter D. Pruden, III. These employment agreements are initiated only if an individual or entity owns a 24% interest in the Company's Common Stock by direct or beneficial ownership and the employee is still in the employment of the Company. Until a 20% interest in the Company's Common Stock is owned by an individual or entity, Messrs. Fuller and Pruden are at will employees of the Company. If the employment agreement is initiated, the employee will receive a gross annual salary of an amount equal to the highest annual salary ever received by the employee from the Company. The term of the employment agreements are five years from the date they are initiated. In the event of a "change in control" of the Company, the employee may terminate his employment and receive a one time severance pay of three times the employee's annual salary. "Change in control" is defined as (a) the acquisition by a third person or entity of 30% or more of the Company's outstanding shares or (b) a transaction that results in the persons who were directors of the Company before the transaction ceasing to constitute a majority of the Board of Directors of the Company and the Board fails to recommend the transaction to the stockholders of the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
       ON FORM 8-K

(a) (1) and (2) The following consolidated financial statements of The Smithfield Companies, Inc. and subsidiaries appear in Item 8 hereof.

      Consolidated balance sheets--March 31, 2001 and 2000

      Consolidated statements of income--Years ended
      March 31, 2001, 2000 and 1999

      Consolidated statements of cash flows--Years ended March 31, 2001, 2000 and 1999

      Consolidated statements of shareholders' equity--Years ended March 31, 2001, 2000, and 1999

      Notes to consolidated financial statements--March 31, 2001

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

    21.1 Subsidiaries of the Registrant. Filed June 27, 2000 as Exhibit 21.1 to the Registrant's Form 10-K for the year ended March 31, 2000, and incorporated herein by reference.

(b)  Reports filed on Form 8-K for the quarter ended March 31, 2001--None

(c)  The exhibits listed in Item 14(a)(3) are incorporated herein by reference.

(d)  Schedule I - Valuation and qualifying accounts.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE SMITHFIELD COMPANIES, INC.


                                            By   S/ Richard S. Fuller
                                                --------------------------------
                                                    Richard S. Fuller, President
                                                    and Chief Executive Officer



Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.




Name                                    Capacity                    Date


  S/ James L. Cresimore            Chairman of the Board         June 29, 2001
---------------------------
  James L. Cresimore


  S/ Richard S. Fuller             President and Chief           June 29, 2001
---------------------------        Executive Officer
  Richard S. Fuller                (Principal Executive
                                   Officer)


  S/ Peter D. Pruden, III          Executive Vice                June 29, 2001
---------------------------        President, Secretary
  Peter D. Pruden, III             and Director


  S/ Mark D. Bedard                Treasurer and Chief           June 29, 2001
---------------------------        Financial Officer
  Mark D. Bedard                   (Principal Financial
                                   Officer and Principal
                                   Accounting Officer)


  S/ Bernard C. Baldwin,III        Director                      June 29, 2001
---------------------------
  Bernard C. Baldwin, III



  S/ Frank H. Buhler               Director                     June 29, 2001
--------------------
Frank H. Buhler


  S/ R. Scott Morgan               Director                     June 29, 2001
--------------------
R. Scott Morgan

                SCHEDULE I -- VALUATION AND QUALIFYING ACCOUNTS

                         THE SMITHFIELD COMPANIES, INC.



COL. A                          COL.B               COL.C                COL.D           COL.E
------------------------------------------------------------------------------------------------

                              Balance at           ADDITIONS                             Balance
Description                   Beginning      Charged       Charges      Deductions      at end of
                              of Period      to Costs      to Other     Describe (1)     Period
                                            & Expenses     Accounts
                                                           Describe
------------------------------------------------------------------------------------------------
Year ended March 31, 2001:
 Deducted from
 asset accounts:
  Allowance for
  doubtful accounts              $70,000       $(6,200)                    $ 7,800       $56,000
                                ========     =========                   =========     =========

Year ended March 31, 2000:
 Deducted from
 asset accounts:
  Allowance for
  doubtful accounts              $79,000       $ 2,000                     $11,000       $70,000
                                ========     =========                   =========     =========

Year ended March 31, 1999:
 Deducted from
 asset accounts:
  Allowance for
  doubtful accounts              $71,000       $24,000                    $ 16,000       $79,000
                                ========     =========                   =========     =========


(1) Uncollectible accounts written off, net of recoveries.